Form 10-Q
period 2012-12-31
Green Living Concepts Inc.
filed 2013-02-11
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-183659

Green Living Concepts Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	460839941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Avenue, Suite 1495 Las Vegas, Nevada	89104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (702) 866-9960

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 8, 2013
Common Stock, $0.001 par value	7,000,000

GREEN LIVING CONCEPTS INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	F-1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4. Controls and Procedures.	20
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	20
Item 1A. Risk Factors.	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3. Defaults Upon Senior Securities.	21
Item 4. Mine Safety Disclosures.	21
Item 5. Other Information.	21
Item 6. Exhibits.	22
SIGNATURES	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 GREEN LIVING CONCEPTS INC.

(A Development Stage Company)

December 31, 2012

(Unaudited)

Index to

Consolidated Financial Statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31,	March 31,
	2012	2012

Current Assets:
Cash	$ 2,029	$ 8,945
Accounts receivable	1,125	-
Prepaid expenses	120	-
Total current assets	3,274	8,945
Computer equipment, net	2,101	-
Total Assets	$ 5,375	$ 8,945

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 41,768	$ 26,143
Accounts payable - related party	15,200	8,000
Payroll taxes payable	2,096	-
Total current liabilities	59,064	34,143
Total Liabilities	59,064	34,143

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
7,000,000 shares issued and outstanding	7,000	7,000
Accumulated deficit	(60,689)	(32,198)
Total stockholders' equity (deficit)	(53,689)	(25,198)
Total Liabilities and Stockholder's Equity (Deficit)	$ 5,375	$ 8,945

See accompanying notes to the consolidated financial statements

F-1

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
	Three Months	Three Months	Nine Months	Nine Months	From Inception
	Ended	Ended	Ended	Ended	(April 26, 2010)
	December 31,	December 31,	December 31,	December 31,	Through December 31,
	2012	2011	2012	2011	2012
Revenues, net	$ 15,465	$ -	$ 33,105	$ 18,300	$ 52,445
Cost of Revenues	1,200	-	12,081	15,613	28,383
Gross Profit	14,265	-	21,024	2,687	24,062

Expenses:
General and administrative-
Depreciation	123	-	371	-	371
Legal - Organization costs	-	-	-	-	813
Professional fees	3,397	-	11,447	-	12,697
Office	-	-	612	13,403	13,519
Officer compensation	1,200	2,400	3,600	5,600	11,600
Other	1,754	89	3,534	10,429	15,430
Salaries	16,855	-	29,505	-	29,505
Total operating expenses	23,329	2,489	49,069	29,432	83,935
Income (Loss) from Operations	(9,064)	(2,489)	(28,045)	(26,745)	(59,873)
Other (Income) Expense
Foreign currency transaction loss	271	(57)	446	415	816
Total Other (Income) Expense	271	(57)	446	415	816
Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$ (9,335)	$ (2,432)	$ (28,491)	$ (27,160)	$ (60,689)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,000,000	7,000,000	7,000,000	5,256,364

See accompanying notes to the consolidated financial statements
F-2

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2010)
THROUGH DECEMBER 31, 2012
(Unaudited)

	Common stock		Accumulated
Description	Shares	Amount	Deficit	Total

Balance - April 26, 2010	-	$ -	$ -	$ -
Net loss for the period	-	-	(1,328)	(1,328)
Balance - March 31, 2011	-	-	(1,328)	(1,328)

Common stock issued for cash at $0.001 per share	7,000,000	7,000	-	7,000
Net income for the year	-	-	(30,870)	(30,870)
Balance - March 31, 2012	7,000,000	7,000	(32,198)	(25,198)

Net loss for the period	-	-	(28,491)	(28,491)
Balance - December 31, 2012	7,000,000	$ 7,000	$ (60,689)	$ (53,689)

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2012		Cumulative From Inception (April 26, 2010) Through December 31, 2012
		Nine Months Ended December 31, 2011

Operating Activities:
Net Income (Loss)	$ (28,491)	$ (27,160)	$ (60,689)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	371	-	371
Changes in Current Assets and Liabilities-
Accounts receivable	(1,125)		(1,125)
Prepaid expenses	(120)	-	(120)
Accounts payable and accrued liabilities	15,625	24,025	41,768
Accounts payable - related party	7,200	5,600	15,200
Payroll taxes payable	2,096	-	2,096
Net Cash Provided by (Used in) Operating Activities	(4,444)	2,465	(2,499)

Investing Activities:
Purchases of property and equipment	(2,472)	-	(2,472)
Net Cash (Used in) Investing Activities	(2,472)	-	(2,472)

Financing Activities:
Proceeds from issuance of common stock	-	7,000	7,000
Net Cash Provided by Financing Activities	-	7,000	7,000
Net Increase in Cash	(6,916)	9,465	2,029
Cash - Beginning of Period	8,945	-	-
Cash - End of Period	$ 2,029	$ 9,465	$ 2,029

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements

F-4

GREEN LIVING CONCEPTS INC.

(A DEVELOPMENT STAGE COMPANY)

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – organization and operations

Green Living Concepts Inc.

Green Living Concepts Inc. (the “Company” or “GLCI”), was incorporated under the laws of the State of Nevada on April 26, 2010 (“Inception”). The Company specializes in assisting commercial and residential clients build and/or remodel their projects with sustainable and energy efficient solutions. The Company also provides assessment services that include a physical inspection, analysis and recommendations on improving sustainability of a business or residence.

Formation of Green Living Concepts (Canada) Inc.

On May 26, 2010, the Company formed a wholly owned subsidiary, Green Living Concepts Inc., an Ontario, Canada Corporation (“GLCI Canada”). GLCI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, GLCI Canada, incurs certain expenses in Canadian Dollars.

Note 2 – summary of significant accounting policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2012 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on August 31, 2012.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Green Living Concepts Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although, the Company has generated revenues it has incurred operating expenses and expenses associated with implementation of its business plan resulting in net operating losses for the reported periods and accumulated deficit since inception. The Company is devoting substantially all of its efforts on generating revenues and implementation of its business plan.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; its wholly-owned subsidiary’s functional currency and foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Fiscal year end

The Company elected March 31 as its fiscal year end date.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

At December 31, 2012 and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than the U.S. Dollar, which is the Company’s reporting currency and functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

GLCI Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, GLCI Canada, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit  from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2012 and 2011.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding for the nine months ended December 31, 2012 and 2011 or for the period from April 26, 2010 (inception) through December 31, 2012.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

  The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10“Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11“Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12“Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012 and 2011 a net loss and net cash used in operating activities for the fiscal periods then ended.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – office equipment

Office equipment, stated at cost, less accumulated depreciation at December 31, 2012 and 2011 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2012	December 31, 2011

Office equipment	5	$2,472	$-
Less accumulated depreciation		(371)	(-)
		$2,101	$-

Depreciation expense

Depreciation expense for the nine months ended December 31, 2012 and 2011 was $371 and $0, respectively.

Note 5 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the nine months ended December 31, 2012 and 2011 were as follows:

	For the Nine Months Ended December 31, 2012		For the Nine Months Ended December 31, 2011

President	$ 3,600		$2,800
Chief Financial Officer	3,600		2,800
	$ 7,200	*	$5,600

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,600 was reported  as cost of sales as of December 31, 2012.

Note 6 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On June 1, 2011, the Company sold 3,500,000 shares of its common stock at par to one of the directors for $3,500 in cash. On June 14, 2011, the Company sold 3,500,000 shares of its common stock at par to the other director for $3,500 in cash.

Note 7 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

Green Living Concepts Inc. is a consulting firm specializing in construction and renovation with an eco-conscious focus. We serve both residential and commercial clients on projects of various degrees of complexity. We consult on a variety of areas, including recycling and waste management, eco-friendly building material selection, water conservation and energy efficiency, interior design, renovations for improved sustainability and energy efficiency and assessment services.

Our current services include:

Energy Efficiency and Water Conservation

We perform a comprehensive energy and water usage audit and examine areas where energy and water efficiency can be improved. The audit is done with a site visit by a consultant. After the audit is completed, a comprehensive report is generated that outlines areas of possible improvement and list of recommendations. The goal of our recommendations is to minimize resource and energy use without compromising current living and working standards. We charge an hourly rate for the visit and compilation of the report. The client also may choose to retain us to assist in implementation of the recommendations. As well as a standalone one-off service, we offer this analysis prior to commencement of projects that are broader in scope, such as major renovations.

Interior Design

We work with clients to design spaces that are energy efficient, low in toxins and allergens and feature eco-friendly materials.

Green Living Concepts offers a comprehensive range of design services that take into account everything from green roofs and solar panels to low toxicity paints and natural fiber carpets. Our services include interior design of spaces, recommendations on finishes and sourcing materials for customers. We also coordinate with contractors or assist the client in securing a reliable contractor.

Renovation and New Construction Projects

We work on renovations of homes, condo units and commercial spaces. Our consultants can be engaged at any stage of the project to help the client create a healthy, eco-friendly, beautiful space that will enhance their daily life. We consider the following areas in the consulting process: toxicity of building materials, natural and artificial lighting, allergen reduction and air quality, heating and air conditioning, waste removal and management, energy efficiency and insulation.

Some services we offer include a one-time eco-audit for a new client. The end result is a comprehensive report with our recommendations for improvements in the six key areas mentioned above.

Results of operations for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

Revenue

We generate revenue from consulting services. Our gross revenue for the nine months ended December 31, 2012, was $33,105, compared to $18,300 for the same period in our fiscal 2011.

During the nine months ended December 31, 2012 our revenue was derived from consulting assessment services on sustainability and energy efficiency of the business premises, consulting and sourcing of insulation (soy based spray foam insulation and cellulose fiber insulation) and consulting, sourcing and installation of water pumps. During the nine months ended December 31, 2011 our revenue was derived from consulting, sourcing and installation of ductless air conditioners. All equipment installations were done by third party contractors. Our cost of revenues for the nine-month period ended December 31, 2012, was $12,081 (December 31, 2011: $15,613) resulting in a gross profit of $21,024 (December 31, 2011: $2,687). The increase in revenues during the nine months of our fiscal 2013 compared to the same period of 2012 was attributable to the increase in number of consulting projects completed during this period.

Operating Costs and Expenses

The major components of our expenses for the nine months ended December 31, 2012 and 2011 are outlined in the table below:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Increase (Decrease) $

Depreciation	$ 371	$ -	N/A
Professional fees	11,447	-	N/A
Officer compensation	3,600	5,600	(2,000)
Office	612	13,403	(12,791)
Other	3,534	10,429	(6,895)
Salaries	29,505	-	N/A
	$ 49,069	$ 29,432

The increase in our operating costs for the nine months ended December 31, 2012, compared to the same period in our fiscal 2012, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation of our Registration Statement. During the nine months ended December 31, 2012 we purchased new computer equipment and recorded a depreciation expense of $371 for the period. We incurred $11,447 (December 31, 2011: $Nil) in professional fees during the nine months of our fiscal 2013. These fees consisted of accounting and audit fees incurred by the company in relation to the audit of our financial statements and preparation of our Registration Statement on the Form S-1.

The President of the Company provides management consulting services to the Company. During the nine months ended December 31, 2012, management consulting services of $1,800 (December 31, 2011: $2,800) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the nine months ended December 31, 2012, consulting services of $1,800 (December 31, 2011: $2,800) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,600 was reported as cost of sales as of December 31, 2012.

Other expenses of $3,534 represent bank charges of $356, filing fees of $1,855 and office rent of $1,324. The increase in these costs was attributable to implementation of our business plan and general corporate activities. In addition to operating expenses, the company incurred $446 in foreign currency transaction loss as of December 31, 2012 (December 31, 2011: $415).

Liquidity and Capital Resources

Working Capital	December 31, 2012	March 31, 2012
Current Assets	$3,274	$8,945
Current Liabilities	$59,064	$34,143
Working Capital Deficiency	$(55,790)	$(25,198)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Cash provided by (used in) operating activities	$(4,444)	$2,465
Cash used in investing activities	$(2,472)	$-
Cash provided by financing activities	$-	$7,000
Net increase (decrease) in cash	$(6,916)	$9,465

We have generated revenues of $33,105 during the nine months ended December 31, 2012 and $18,300 during the same period in our fiscal 2012. In addition to cash received from consulting services, we received proceeds from the issuance of 7,000,000 shares of common stock at $0.001 per share during the nine months ended December 31, 2011. No shares were sold during the nine months ended December 31, 2012. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We intend to increase our revenues by offering other services and products to our existing clients. These services will provide additional cash inflow for our working capital. There is no guarantee that our clients will sign up for one or more of these services.

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel, computer, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash used in operating activities of $4,444 for the nine months ended December 31, 2012 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable of $1,125, in prepaid expenses of $120, in accounts payable and accrued liabilities of $15,625, in amounts due to related party of $7,200 and the increase in payroll taxes payable of $2,096. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the nine months ended December 31, 2012 that remained unpaid at the end of the reporting period. The increase in payroll taxes payable was due to payroll taxes owed by the company at the end of December 2012. These taxes were remitted in January 2013.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the nine months ended December 31, 2012 and 2011. The only cash used in investing activities was cash that we paid for the purchase of the computer equipment during the nine months ended December 31, 2012. We paid $2,472 for computer equipment. We may invest in computer equipment and software during our current fiscal year, subject to financing. Depreciation expense will also be affected by the addition of computer equipment to our pool of capital assets.

Cash Flows from Financing Activities

During the nine months ended December 31, 2011 the Company sold 7,000,000 shares of common stock at par to the Company Directors for $7,000 in cash. No cash was generated or used by financing activities during the nine months ended December 31, 2012.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. bank loan, line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.   If we are unable to generate profits sufficient to cover our operating costs or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

Registration Statement of the Form S-1

Subsequent to December 31, 2012, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. We expect to complete our offering within six months from the effective date of our registration statement.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER        DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012.
4.0	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *  Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2013

GREEN LIVING CONCEPTS INC.

By:	/s/ Semyon Erenburg
Semyon Erenburg
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Green Living Concepts Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Semyon Erenburg	President, C.E.O. and Director	February 11, 2013
Semyon Erenburg
/s/ Larisa Galchuk	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	February 11, 2013
Larisa Galchuk

/s/ Lyubov Zimmerman	Director	February 11, 2013
Lyubov Zimmerman