Form 10-K
period 2013-03-31
Green Living Concepts Inc.
filed 2013-06-10
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-183659

GREEN LIVING CONCEPTS INC.
( Exact name of registrant as specified in its charter)

Nevada	46-0839941
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1810 E. Sahara Avenue, Suite 1495 Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 866-9960

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [   ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                      Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)            Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of March 31, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $Nil. As of June 10, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was approximately $36,200. As of June 10, 2013, the registrant had 11,525,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws and Subscription Agreement are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012.

GREEN LIVING CONCEPTS  INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Green Living Concepts ”  mean Green Living Concepts  Inc. and its subsidiary, unless otherwise indicated.

Item 1.    BUSINESS

Our Business

Green Living Concepts Inc. is a consulting firm specializing in construction and renovation with an eco-conscious focus. We serve both residential and commercial clients on projects of various degrees of complexity. We consult on a variety of areas, including recycling and waste management, eco-friendly building material selection, water conservation and energy efficiency, interior design, renovations for improved sustainability and energy efficiency, and assessment services.

Our current services include:

Energy Efficiency and Water Conservation

We perform a comprehensive energy and water usage audit and examine areas where energy and water efficiency can be improved. The audit is done with a site visit by a consultant. After the audit is completed, a comprehensive report is generated that outlines areas of possible improvement and a list of recommendations. The goal of our recommendations is to minimize resource and energy use without compromising current living and working standards. We charge an hourly rate for the visit and compilation of the report. The client may also choose to retain us to assist in implementation of the recommendations. As well as a standalone one-off service, we offer this analysis prior to commencement of projects that are broader in scope, such as major renovations.

Interior Design

We work with clients to design spaces that are energy efficient, low in toxins and allergens, and feature eco-friendly materials.

Green Living Concepts offers a comprehensive range of design services that take into account everything from green roofs and solar panels to low toxicity paints and natural fiber carpets. Our services include interior design of spaces, recommendations on finishes, and sourcing materials for customers. We also coordinate with contractors or assist the client in securing a reliable contractor.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report we have three full-time employees including the Company’s officers Semyon Erenburg, our President and Chief Executive Officer and Larisa Galchuk, our Chief Financial Officer, Treasurer and Secretary.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The eco-consulting market is highly competitive and has very low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and an established client base. These competitors may be able to devote greater resources to the promotion and sales of their services than we can. If we fail to compete successfully against our competitors, our business could be harmed.

Our auditors have issued a going concern opinion, meaning there is substantial uncertainty whether we will continue operations.

Our auditors have issued a going concern opinion in their report dated June 5, 2013. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. We have generated $44,445 for the year ended March 31, 2013 (March 31, 2012: $18,300). Further, we posted net loss of $44,095 for the year ended March 31, 2013 (March 31, 2012: $30,870). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans for our continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.  Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our business relies on our ability to attract new customers. If we are unable to attract new customers, our business will fail.

Our future growth is dependent on our ability to attract new customers and our ability to sell additional services to our existing customers. We rely on online marketing and referrals from existing customers and other business associates to attract new customers. We also rely on selling additional services to our new or existing clients for additional revenue. If we are unable to attract new customers or sell additional services to our existing customers, our revenue will likely decline and our business will fail.

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on April 26, 2010, have generated $63,785, in revenues and incurred $109,449 in operating costs since inception.  As of March 31, 2013, we had deficit accumulated during the development stage of $(76,293). We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported upon in our second annual report on form 10-K.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Financial Industry Regulatory Authority (“FINRA”) and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We will not be required to conduct the evaluation of effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K. In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting.

If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company. This process of internal control evaluation and attestation may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

We depend on key personnel.

Our future  success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Semyon Erenburg, our  President, Chief Executive Officer and Director and Larisa Galchuk, our Chief Financial Officer and Director.  We have not entered into consulting or employment agreements with our officers and directors. If any of our directors and officers will choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customers and harm the market’s perception of us.

Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities that they may encounter, between our operations and those of other businesses.

Currently, Semyon Erenburg, our President, and Director, Larisa Galchuk our Treasurer, Chief Financial Officer and Director and Lyubov Zimmerman or Director each commit between 20% and 25% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investments, business or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected.

None of the members of our Board of Directors are considered audit committee financial experts. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

We do not intend to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Green Living Concepts Inc. will need to come through appreciation of the stock’s price.

Because our Directors, who are also our sole promoters, own 60.74% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our Directors own 60.74% of the outstanding shares of our common stock as of the date of this report.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They will also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers’ network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  We cannot assure you that any brokerage firm will act as a market maker of our securities.  A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active trading market does develop, the market price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

                  -   variations in our quarterly operating results;

                  -   changes in general economic conditions;

                  -    loss of a major customer, partner or joint venture participant; and

                  -    the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

You could be diluted from our future issuance of capital stock and derivative securities.

As of June 10, 2013, we had 11,525,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

The company is subject to the 15(D) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as a fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934. Pursuant to Section 15(d), we will be required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, once our registration statement is declared effective, including the annual report on Form 10-K for the fiscal year during which the registration statement is declared effective. That filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K.

After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

 If our common stock is accepted for quotation on the OTC Bulletin Board, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

                 -   that a broker or dealer approve a person's account for transactions in penny stocks; and

                 -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

                   -   obtain financial information and investment experience objectives of the person; and

 -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has  sufficient knowledge and experience in financial matters to be capable of evaluating the risks of  transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  -   sets forth the basis on which the broker or dealer made the suitability determination; and

 -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.        PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.        MINE SAFETY DISCLOSURES (NOT APPLICABLE)

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  As of March 31, 2013 we have not taken any steps to enable our common stock to be quoted and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.

Holders.

As of June 10, 2013, there were 33 record holders of 11,525,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended March 31, 2013.

We completed an offering of 7,000,000 shares of our common stock at a price of $0.001 per share to our Directors Semyon Erenburg (3,500,000) and Larisa Galchuk (3,500,000) on June 15, 2011.  The total amount received from this Offering was $7,000.  We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the subscriber to purchase the units have been obtained from United States Persons.  For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;  (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2013 and 2012.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

For the year ended March 31, 2013 compared to the year ended March 31, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Green Living Concepts (Canada) Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from consulting services. Our gross revenue for the year ended March 31, 2013, was $44,445, compared to $18,300 for the year ended March 31, 2012.

During the year ended March 31, 2013 our revenue derived from consulting assessment services on sustainability and energy efficiency of business premises, consulting and sourcing of insulation (soya based spray foam insulation and cellulose fiber insulation) and consulting, sourcing and installation of water pumps. During the year ended March 31, 2012 our revenue derived from consulting, sourcing and installation of ductless air conditioners. All equipment installations were done by third party contractors. Our cost of revenues for the year ended March 31, 2013, was $13,281 (March 31, 2012: $15,613) resulting in a gross profit of $31,164 (March 31, 2012: $2,687). The increase in revenues during the year ended March 31, 2013 compared to the year ended March 31, 2012 was attributable to an increase in number of consulting projects accomplished during our fiscal 2013.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2013 and 2012 are outlined in the table below:

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012	Increase (Decrease) $

Depreciation	$ 495	$ -	N/A
Professional fees	11,744	1,250	N/A
Officer compensation	4,800	8,000	(3,200)
Office	1,027	12,908	(11,881)
Other	11,679	11,030	649
Salaries	41,837	-	N/A
	$ 74,582	$ 33,188

The increase in our operating costs for the year ended March 31, 2013, compared to our fiscal 2012, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation of our Registration Statement. During the year ended March 31, 2013 we purchased new computer equipment and recorded a depreciation expense of $495 for the year. We incurred $11,744 (March 31, 2012: $1,250) in professional fees during our fiscal 2013. These fees consisted of audit, accounting and legal fees incurred by the company in relation to the audit of our financial statements and preparation of our Registration Statement on the Form S-1 and transfer agent fees.

The President of the Company provides management consulting services to the Company. During the year ended March 31, 2013, management consulting services of $2,400 (March 31, 2012: $4,000) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended March 31, 2013, consulting services of $2,400 (March 31, 2012: $4,000) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $4,800 was reported as cost of sales as of March 31, 2013.

Other expenses of $11,679 represent bank charges of $457, filing fees of $4,915, office rent of $2,445 and travel expenses of $3,862. The increase in these costs was attributable to implementation of our business plan and general corporate activities. In addition to operating expenses, the company incurred $677 in foreign currency transaction losses as of March 31, 2013 (March 31, 2012: $369).

Liquidity and Capital Resources

Working Capital	March 31, 2013	March 31, 2012
Current Assets	$27,244	$8,945
Current Liabilities	$71,714	$34,143
Working Capital Deficiency	$(44,470)	$(25,198)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012
Cash provided by (used in) operating activities	$(6,149)	$1,945
Cash used in investing activities	$(2,472)	$-
Cash provided by financing activities	$26,800	$7,000
Net increase (decrease) in cash	$18,179	$8,945

We have generated revenues of $44,445 during the year ended March 31, 2013 compared to $18,300 during our fiscal 2012. In addition to cash received from consulting services, we received proceeds from common share subscriptions of $26,800 during the year ended March 31, 2013, and the issuance of 7,000,000 shares of common stock at $0.001 per share during the year ended March 31, 2012.  We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream, consulting services. We intend to increase our revenues by offering other services and products to our existing clients. These services will provide additional cash inflow for our working capital. There is no guarantee that our clients will choose to purchase one or more of these services.

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

Our net cash used in operating activities of $6,149 for the year ended March 31, 2013 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in prepaid expenses of $120, in accounts payable and accrued liabilities of $26,957, in amounts due to related parties of $9,600 and the increase in payroll taxes payable of $1,014. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the year ended March 31, 2013 that remained unpaid at the end of the reporting period. The increase in payroll taxes payable was due to payroll taxes owed by the company at the end of March of 2013. These taxes were remitted subsequent to March 31, 2013.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the years ended March 31, 2013 and 2012. The only cash used in investing activities was cash that we paid for the purchase of the computer equipment during the year ended March 31, 2013. We paid $2,472 for computer equipment. We may invest in computer equipment and software during our current fiscal year, subject to financing. Depreciation expense will also be affected by the addition of computer equipment to our pool of capital assets.

Cash Flows from Financing Activities

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. As at March 31, 2013 the Company has received $26,800 in share subscription funds. This offering was closed subsequent to the year end.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200 pursuant to this Registration Statement. During the year ended March 31, 2012 the Company sold 7,000,000 shares of common stock at par to the Company Directors for $7,000 in cash.

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

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREEN LIVING CONCEPTS INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2013

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Green Living Concepts Inc.

Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Green Living Concepts Inc. (a development stage company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from April 26, 2010 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Living Concepts Inc. as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from April 26, 2010 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                    /s/Ronald R. Chadwick, P.C.

June 5, 2013                                                                                                             RONALD R. CHADWICK, P.C.

GREEN LIVING CONCEPTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2013	March 31, 2012

Current Assets:
Cash	$ 27,124	$ 8,945
Prepaid expenses	120	-
Total current assets	27,244	8,945
Computer equipment, net	1,977	-
Total Assets	$ 29,221	$ 8,945

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 53,100	$ 26,143
Accounts payable - related party	17,600	8,000
Payroll taxes payable	1,014	-
Total current liabilities	71,714	34,143
Total Liabilities	71,714	34,143

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
7,000,000 shares issued and outstanding	7,000	7,000
Common stock subscription	26,800	-
Accumulated deficit	(76,293)	(32,198)
Total stockholders' equity (deficit)	(42,493)	(25,198)
Total Liabilities and Stockholder's Equity (Deficit)	$ 29,221	$ 8,945

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From Inception (April 26, 2010) Through March 31, 2013
	Year Ended March 31, 2013	Year Ended March 31, 2012

Revenues, net	$ 44,445	$ 18,300	$ 63,785
Cost of Revenues	13,281	15,613	29,583
Gross Profit	31,164	2,687	34,202

Expenses:
General and administrative-
Depreciation	495	-	495
Legal - Organization costs	-	-	813
Professional fees	14,744	1,250	15,994
Office	1,027	12,908	13,935
Officer compensation	4,800	8,000	12,800
Other	11,679	11,030	23,575
Salaries	41,837	-	41,837
Total operating expenses	74,582	33,188	109,449
Income (Loss) from Operations	(43,418)	(30,501)	(75,247)

Other (Income) Expense
Foreign currency transaction loss	677	369	1,046
Total Other (Income) Expense	677	369	1,046

Provision for Income Taxes	-	-	-
Net Income (Loss)	$ (44,095)	$ (30,870)	$ (76,293)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,000,000	5,695,890

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 26, 2010) THROUGH MARCH 31, 2013

			Common Stock Subscription
	Common stock			Accumulated Deficit
Description	Shares	Amount			Total

Balance - April 26, 2010	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,328)	(1,328)
Balance - March 31, 2011	-	-	-	(1,328)	(1,328)

Common stock issued for cash at $0.001 per share	7,000,000	7,000	-	-	7,000
Net income for the year	-	-	-	(30,870)	(30,870)
Balance - March 31, 2012	7,000,000	7,000	-	(32,198)	(25,198)

Common stock subscription	-	-	26,800	-	26,800
Net loss for the year	-	-	-	(44,095)	(44,095)
Balance - March 31, 2013	7,000,000	$ 7,000	$ 26,800	$ (76,293)	$ (42,493)

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From Inception (April 26, 2010) Through March 31, 2013
	Year Ended March 31, 2013	Year Ended March 31, 2012

Operating Activities:
Net Income (Loss)	$ (44,095)	$ (30,870)	$ (76,293)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	495	-	495
Changes in Current Assets and Liabilities-
Accounts receivable	-	1,040	-
Prepaid expenses	(120)	-	(120)
Accounts payable and accrued liabilities	26,957	23,775	53,100
Accounts payable - related party	9,600	8,000	17,600
Payroll taxes payable	1,014	-	1,014
Net Cash Provided by (Used in) Operating Activities	(6,149)	1,945	(4,204)

Investing Activities:
Purchases of property and equipment	(2,472)	-	(2,472)
Net Cash (Used in) Investing Activities	(2,472)	-	(2,472)

Financing Activities:
Proceeds from issuance of common stock	-	7,000	7,000
Common stock subscription	26,800	-	26,800
Net Cash Provided by Financing Activities	26,800	7,000	33,800

Net Increase in Cash	18,179	8,945	27,124
Cash - Beginning of Period	8,945	-	-
Cash - End of Period	$ 27,124	$ 8,945	$ 27,124

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2013

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

Note 2 – summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

At March 31, 2013 and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company;

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2013 and 2012.

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

There were no potentially dilutive shares outstanding for the years ended March 31, 2013 and 2012 or for the period from April 26, 2010 (inception) through March 31, 2013.

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

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and 2012 a net loss and net cash used in operating activities for the fiscal periods then ended.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – office equipment

Office equipment, stated at cost, less accumulated depreciation at March 31, 2013 and 2012 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2013	March 31, 2012

Office equipment	5	$2,472	$-
Less accumulated depreciation		(495)	(-)
		$1,977	$-

Depreciation expense

Depreciation expense for the years ended March 31, 2013 and 2012 was $495 and $0, respectively.

Note 5 – office lease

The Company leases office space under a one year lease ending in October 2013, at $250 per month including costs. Rent expense under the lease in fiscal year March 2013 was $1,250. Future required payments in fiscal year March 2014 are $1,750.

Note 6 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the years ended March 31, 2013 and 2012 were as follows:

	For the Year Ended March 31, 2013		For the Year Ended March 31, 2012

President	$4,800		$4,000
Chief Financial Officer	4,800		4,000
	$9,600	*	$8,000

                * - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $4,800 was reported  as cost of sales as of March 31, 2013.

Note 7 – stockholders’ equity (deficit)

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

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. As at March 31, 2013 the Company has received $26,800 in share subscription funds. This offering was closed subsequent to the year end.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200 pursuant to this Registration Statement.

Note 8 – income tax

Deferred tax assets

At March 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $34,031 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,105, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

                Components of deferred tax assets at March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$465	$4,491
Less valuation allowance	(465)	(4,491)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2013	For the Fiscal Year Ended March 31, 2012

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.0%

Note 9 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2013 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Semyon Erenburg	President, Chief Executive Officer, and Director
Larisa Galchuk	Chief Financial Officer, Secretary, Treasurer and Director
Lyubov Zimmerman	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Semyon Erenburg. Semyon Erenburg is a qualified Civil Engineer with over 30 years experience in the engineering consulting industry. He is experienced in acting as a technical and transaction advisor on projects, including project appraisal and evaluation. In the past five years (from February 2006 to present) Mr. Erenburg worked as a project manager of OOO “AlfaStroi” where he was involved in a wide variety of domestic and international construction projects.

Larisa Galchuk. Larisa Galchuk graduated from the Civil Engineering Institute and specializes in construction and engineering cost analysis. She works as a construction cost estimator providing clients with detailed quantity takeoffs and pricing starting from a construction project's conception phase to completion. For the past decade, from May 2002 until present Mrs. Galchuk worked for Sibgrazdanproekt and was involved in construction projects in various regions of Russia. Over the years, Mrs. Galchuk has gained experience and knowledge in budgeting, planning and monitoring of investment projects.

Lyubov Zimmerman. Lyubov Zimmerman is a freelance designer and in the past five years (June 2005 to present) she has been working as an independent designer/consultant through her firm “Zim Design Studio” on variety of sustainable renovation and construction projects. None of her current and former clients is a parent, subsidiary or other affiliate of Green Living Concepts Inc. Lyubov Zimmerman is constantly broadening her expertise in sustainable building practices. The main focus of her projects is on the use of recycled materials, including the incorporation of living trees and plants into the interior. Some of her green building strategies include furnishings made of reclaimed woods, massive skylights, and use of non-toxic materials and paints.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)*	($)
Semyon Erenburg	2013	0	0	0	0	0	0	4,800	4,800
President, CEO	2012	0	0	0	0	0	0	4,000	4,000

Larisa Galchuk, CFO,	2013	0	0	0	0	0	0	4,800	4,800
Treasurer, Secretary	2012	0	0	0	0	0	0	4,000	4,000

* - The company's president and chief financial officer provided consulting services to the company as per unwritten arrangement with the company at $400 per month starting June 1, 2011. These services include: overseeing daily operations; identifying new customers, corresponding with customers, vendors, business partners, professional firms and regulatory authorities; monitoring the company’s reporting and compliance activities; project management.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2013 and 2012.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended March 31, 2013 and 2012.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-

There were no other stock based awards under the 2013 and 2012 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of March 31, 2013.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Semyon Erenburg Chief Executive Officer, President	—	—	—	$—	—	—	—	—	—
Larisa Galchuk Chief Financial Officer, Treasurer	—	—	—	$—	—	—	—	—	—
Secretary

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 10, 2013: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 10, 2013, there were 11,525,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Semyon Erenburg, CEO, President and Director	3,500,000	30.37
Common	Larisa Galchuk, CFO, Treasurer, Secretary and Director	3,500,000	30.37
Common	Lyubov Zimmerman, Director	-	-
Common	All executive officers and directors as a group (3 persons)	7,000,000	60.74

(1)     Applicable percentage of ownership is based on 11,525,000 shares of common stock outstanding on June 10, 2013.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of March 31, 2013 there were 7,000,000 shares of common stock outstanding owned by our officers and directors. During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. As at March 31, 2013 the Company has received $26,800 in share subscription funds. This offering was closed subsequent to the year end.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200 pursuant to this Registration Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers and cost of revenues for the fiscal years ended March 31, 2013 and 2012 were as follows:

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012

Semyon Erenburg, President
- Cost of revenue	$ 2,400	$ -
- Officer compensation	2,400	4,000
	$ 4,800	$ 4,000

Larisa Galchuk, CFO
- Cost of revenue	$ 2,400	$ -
- Officer compensation	2,400	4,000
	$ 4,800	$ 4,000

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose her interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Semyon Erenburg, is also our chief executive officer; our director Larisa Galchuk is also our chief financial officer. As a result, Lyubov Zimmerman is the only one independent director on our Board of Directors.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended March 31, 2013, and 2012, we engaged Ronald R. Chadwick, P.C., as our independent auditor.  For the years ended March 31, 2013, and 2012, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2013	March 31, 2012

Audit fees	$4,750	$3,250
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  Tax fees represent fees related to preparation of our corporation income tax returns.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.   EXHIBITS

EXHIBIT

NUMBER       DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 31, 2012.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: June 10, 2013

GREEN LIVING CONCEPTS INC.

By:	/s/ Semyon Erenburg
Semyon Erenburg
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Green Living Concepts Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Semyon Erenburg	President, C.E.O. and Director	June 10, 2013
Semyon Erenburg
/s/ Larisa Galchuk	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	June 10, 2013
Larisa Galchuk

/s/ Lyubov Zimmerman	Director	June 10, 2013
Lyubov Zimmerman