Form 10-Q
period 2013-06-30
Green Living Concepts Inc.
filed 2013-08-14
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2013
Common Stock, $0.001 par value	11,525,000

GREEN LIVING CONCEPTS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 GREEN LIVING CONCEPTS INC.

(A Development Stage Company)

June 30, 2013

(Unaudited)

Index to

Consolidated Financial Statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	March 31,
	2013	2013

Current Assets:
Cash	$ 293	$ 27,124
Prepaid expenses	320	120
Total current assets	613	27,244
Computer equipment, net	1,853	1,977
Total Assets	$ 2,466	$ 29,221

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 46,350	$ 53,100
Accounts payable - related party	20,000	17,600
Payroll taxes payable	982	1,014
Total current liabilities	67,332	71,714
Total Liabilities	67,332	71,714

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
11,525,000 and 7,000,000 shares issued and outstanding respectively	11,525	7,000
Common stock subscription	-	26,800
Additional paid-in capital	31,675	-
Deficit accumulated during the development stage	(108,066)	(76,293)
Total stockholders' equity (deficit)	(64,866)	(42,493)

Total Liabilities and Stockholder's Equity (Deficit)	$ 2,466	$ 29,221

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
	Three Months	Three Months	From Inception
	Ended	Ended	(April 26, 2010)
	June 30,	June 30,	Through June 30,
	2013	2012	2013

Revenues, net	$ 5,640	$ 7,260	$ 69,425
Cost of Revenues	1,200	1,200	30,783
Gross Profit	4,440	6,060	38,642

Expenses:
General and administrative-
Depreciation	124	124	619
Legal - Organization costs	-	-	813
Professional fees	18,754	4,000	34,748
Office	47	611	13,982
Officer compensation	1,200	1,200	14,000
Other	3,348	426	26,923
Salaries	12,229	-	54,066
Total operating expenses	35,702	6,361	145,151
Income (Loss) from Operations	(31,262)	(301)	(106,509)
Other (Income) Expense
Foreign currency transaction loss	511	41	1,557
Total Other (Income) Expense	511	41	1,557
Provision for Income Taxes	-	-	-
Net Income (Loss)	$ (31,773)	$ (342)	$ (108,066)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,103,356	7,000,000

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2010)
THROUGH JUNE 30, 2013
(Unaudited)
					Deficit
					Accumulated
			Common	Additional	During the
	Common stock		Stock	Paid-in	Development
Description	Shares	Amount	Subscription	Capital	Stage	Total

Balance - April 26, 2010	-	$ -	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	-	(1,328)	(1,328)
Balance - March 31, 2011	-	-	-	-	(1,328)	(1,328)

Common stock issued for cash at $0.001 per share	7,000,000	7,000	-	-	-	7,000
Net loss for the year	-	-	-	-	(30,870)	(30,870)
Balance - March 31, 2012	7,000,000	7,000	-	-	(32,198)	(25,198)

Common stock subscription	-	-	26,800	-	-	26,800
Net loss for the year	-	-	-	-	(44,095)	(44,095)
Balance - March 31, 2013	7,000,000	7,000	26,800	-	(76,293)	(42,493)

Common stock issued for cash at $0.008 per share	4,525,000	4,525	-	31,675		36,200
Common stock subscription	-	-	(26,800)		-	(26,800)
Net loss for the period	-	-	-	-	(31,773)	(31,773)
Balance - June 30, 2013	11,525,000	$ 11,525	$ -	$ 31,675	$ (108,066)	$ (64,866)

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
	Three Months	Three Months	From Inception
	Ended	Ended	(April 26, 2010)
	June 30,	June 30,	Through June 30,
	2013	2012	2013

Operating Activities:
Net Income (Loss)	$ (31,773)	$ (342)	$ (108,066)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	124	124	619
Changes in Current Assets and Liabilities-
Accounts receivable	-	-	-
Prepaid expenses	(200)	-	(320)
Accounts payable and accrued liabilities	(6,750)	3,325	46,350
Accounts payable - related party	2,400	2,400	20,000
Payroll taxes payable	(32)	-	982
Net Cash Provided by (Used in) Operating Activities	(36,231)	5,507	(40,435)

Investing Activities:
Purchases of property and equipment	-	(2,472)	(2,472)
Net Cash (Used in) Investing Activities	-	(2,472)	(2,472)

Financing Activities:
Proceeds from issuance of common stock	36,200	-	43,200
Common stock subscription	(26,800)	-	-
Net Cash Provided by Financing Activities	9,400	-	43,200
Net Increase (Decrease) in Cash	(26,831)	3,035	293
Cash - Beginning of Period	27,124	8,945	-
Cash - End of Period	$ 293	$ 11,980	$ 293

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2013

(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – summary of significant accounting policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K which was filed with the Securities and Exchange Commission on June 10, 2013.

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

At June 30, 2013 and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2013 and 2012.

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

There were no potentially dilutive shares outstanding for the three months ended June 30, 2013 and 2012 or for the period from April 26, 2010 (inception) through June 30, 2013.

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

Recently issued accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013 and 2012 a net loss and net cash used in operating activities for the fiscal periods then ended.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – office equipment

Office equipment, stated at cost, less accumulated depreciation at June 30, 2013 and 2012 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2013	June 30, 2012

Office equipment	5	$2,472	$2,472
Less accumulated depreciation		(619)	(124)
		$1,853	$2,348

Depreciation expense

Depreciation expense for the three months ended June 30, 2013 and 2012 was $124 for each period.

Note 5 – office lease

The Company leases office space under a one year lease ending in October 2013, at $250 per month including costs. Rent expense under the lease in fiscal year March 2013 and for the three months ended June 30, 2013 was $1,250 and $750 respectively. Future required payments in fiscal year March 2014 are $1,000.

Note 6 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer for the three months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012

President	$ 1,200		$1,200
Chief Financial Officer	1,200		1,200
	$ 2,400	*	$2,400	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $1,200 was reported  as cost of sales as of June 30, 2013 and 2012.

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

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. As at March 31, 2013 the Company has received $26,800 in share subscription funds. This offering was closed during the three months ended June 30, 2013.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200.

Note 8 – subsequent events

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

Results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenue

We generate revenue from consulting services. Our gross revenue for the three months ended June 30, 2013, was $5,640, compared to $7,260 for the same period in our fiscal 2012.

During the three months ended June 30, 2013 and 2012 our revenue derived from consulting assessment services on sustainability and energy efficiency of business premises. Our cost of revenues for the three-month period ended June 30, 2013, was $1,200 (June 30, 2012: $1,200) resulting in a gross profit of $4,440 (June 30, 2012: $6,060).

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease) $

Depreciation	$ 124	$ 124	-
Professional fees	18,754	4,000	14,754
Officer compensation	1,200	1,200	-
Office	47	611	(564)
Other	3,348	426	2,922
Salaries	12,229	-	N/A
	$ 35,702	$ 6,361

The increase in our operating costs for the three months ended June 30, 2013, compared to the same period in our fiscal 2012, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees and employee salaries. We incurred $18,754 (June 30, 2012: $4,000) in professional fees during the three months ended June 30, 2013. These fees consisted of accounting and audit fees of $5,250, legal fees of $1,330 and transfer agent fees of $12,174.

The President of the Company provides management consulting services to the Company. During the three months ended June 30, 2013, management consulting services of $1,200 (June 30, 2012: $1,200) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the three months ended June 30, 2013, consulting services of $1,200 (June 30, 2012: $1,200) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $1,200 was reported as cost of sales as of June 30, 2013, and 2012.

Other expenses of $3,348 represent bank charges of $228, filing fees of $2,010 and office rent of $1,110. The increase in these costs was attributable to implementation of our business plan and general corporate activities. In addition to operating expenses, the company incurred $511 in foreign currency transaction loss as of June 30, 2013 (June 30, 2012: $41).

Liquidity and Capital Resources

Working Capital	June 30, 2013	March 31, 2013
Current Assets	$613	$27,244
Current Liabilities	$67,332	$71,714
Working Capital Deficiency	$(66,719)	$(44,470)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cash provided by (used in) operating activities	$(36,231)	$5,507
Cash used in investing activities	$-	$(2,472)
Cash provided by financing activities	$9,400	$-
Net increase (decrease) in cash	$(26,831)	$3,035

We have generated revenues of $5,640 during the three months ended June 30, 2013 and $7,260 during the same period in our fiscal 2013. In addition to cash received from consulting services, we received $9,400 in share subscription funds during the three months ended June 30, 2013. No shares were sold during the three months ended June 30, 2012. We had no other sources of cash inflow during the reporting periods.

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

Our net cash used in operating activities of $36,231 for the three months ended June 30, 2013 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in prepaid expenses of $200 and amounts due to related party of $2,400. These increases were offset by decreases in accounts payable and accrued liabilities of $6,750 and payroll taxes of $32 . During the three months ended June 30, 2013 the company paid portion of outstanding as of March 31, 2013 accounts payable and accrued liabilities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three months ended June 30, 2013. The only cash used in investing activities was cash that we paid for the purchase of the computer equipment during the three months ended June 30, 2012. We paid $2,472 for computer equipment. We may invest in computer equipment and software during our current fiscal year, subject to financing. Depreciation expense will also be affected by the addition of computer equipment to our pool of capital assets.

Cash Flows from Financing Activities

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. As at March 31, 2013 the Company received $26,800 in share subscription funds. This offering was closed during the three months ended June 30, 2013.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200 pursuant to this Registration Statement.

No cash was generated or used by financing activities during the three months ended June 30, 2012.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: August 13, 2013

GREEN LIVING CONCEPTS INC.

By:	/s/ Semyon Erenburg
Semyon Erenburg
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Green Living Concepts Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Semyon Erenburg	President, C.E.O. and Director	August 13, 2013
Semyon Erenburg
/s/ Larisa Galchuk	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 13, 2013
Larisa Galchuk

/s/ Lyubov Zimmerman	Director	August 13, 2013
Lyubov Zimmerman