Form 10-Q
period 2013-09-30
CES Synergies, Inc.
filed 2013-11-12
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-183659

CES Synergies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	460839941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39646 Fig Street P.O. Box 1299 Crystal Springs, FL	33524
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 813-788-1688

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2013
Common Stock, $0.001 par value	46,525,000

CES SYNERGIES, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 GREEN LIVING CONCEPTS INC.

(A Development Stage Company)

September 30, 2013

(Unaudited)

Index to

Consolidated Financial Statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	September 30,	March 31,
	2013	2013

Current Assets:
Cash	$ 232	$ 27,124
Prepaid expenses	-	120
Total current assets	232	27,244

Computer equipment, net	-	1,977
Total Assets	$ 232	$ 29,221

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 4,332	$ 53,100
Accounts payable - related party	-	17,600
Payroll taxes payable	-	1,014

Total current liabilities	4,332	71,714

Total Liabilities	4,332	71,714

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
11,525,000 and 7,000,000 shares issued and outstanding respectively	11,525	7,000
Common stock subscription	-	26,800
Additional paid-in capital	97,063	-
Deficit accumulated during the development stage	(112,688)	(76,293)

Total stockholders' equity (deficit)	(4,100)	(42,493)

Total Liabilities and Stockholder's Equity (Deficit)	$ 232	$ 29,221

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Cumulative
	Three Months	Three Months	Six Months	Six Months	From Inception
	Ended	Ended	Ended	Ended	(April 26, 2010)
	September 30,	September 30,	September 30,	September 30,	Through September 30,
	2013	2012	2013	2012	2013

Revenues, net	$ 6,480	$ 10,380	$ 12,120	$ 17,640	$ 75,905
Cost of Revenues	800	9,681	2,000	10,881	31,583
Gross Profit	5,680	699	10,120	6,759	44,322

Expenses:
General and administrative-
Depreciation	80	125	204	248	699
Legal - Organization costs	-	-	-	-	813
Professional fees	3,297	4,050	22,051	8,050	38,045
Office	-	-	47	612	13,982
Officer compensation	800	1,200	2,000	2,400	14,800
Other	2,026	1,354	5,374	1,780	28,949
Salaries	4,056	12,650	16,285	12,650	58,122
Total operating expenses	10,259	19,379	45,961	25,740	155,410
Income (Loss) from Operations	(4,579)	(18,680)	(35,841)	(18,981)	(111,088)
Other (Income) Expense
Foreign currency transaction loss	43	134	554	175	1,600
Total Other (Income) Expense	43	134	554	175	1,600

Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$ (4,622)	$ (18,814)	$ (36,395)	$ (19,156)	$ (112,688)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	11,525,000	7,000,000	11,475,546	7,000,000
See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2010)
THROUGH SEPTEMBER 30, 2013 (Unaudited)

					Deficit
					Accumulated
			Common	Additional	During the
	Common stock		Stock	Paid-in	Development
Description	Shares	Amount	Subscription	Capital	Stage	Total

Balance - April 26, 2010	-	$ -	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	-	(1,328)	(1,328)
Balance - March 31, 2011	-	-	-	-	(1,328)	(1,328)

Common stock issued for cash at $0.001 per share	7,000,000	7,000	-	-	-	7,000
Net loss for the year	-	-	-	-	(30,870)	(30,870)
Balance - March 31, 2012	7,000,000	7,000	-	-	(32,198)	(25,198)

Common stock subscription	-	-	26,800	-	-	26,800
Net loss for the year	-	-	-	-	(44,095)	(44,095)
Balance - March 31, 2013	7,000,000	7,000	26,800	-	(76,293)	(42,493)

Common stock issued for cash at $0.008 per share	4,525,000	4,525	-	31,675		36,200
Common stock subscription	-	-	(26,800)		-	(26,800)
Forgiveness of amounts due to related party	-	-	-	65,388	-	65,388
Net loss for the period	-	-	-	-	(36,395)	(36,395)
Balance - September 30, 2013	11,525,000	$11,525	$ -	$97,063	$(112,688)	$ (4,100)

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	Six Months	Six Months	From Inception
	Ended	Ended	(April 26, 2010)
	September 30,	September 30,	Through September 30,
	2013	2012	2013

Operating Activities:
Net Income (Loss)	$ (36,395)	$ (19,156)	$ (112,688)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	204	248	699
Changes in Current Assets and Liabilities-
Prepaid expenses	120	(120)	-
Accounts payable and accrued liabilities	(48,768)	8,924	4,332
Accounts payable - related party	4,000	4,800	21,600
Payroll taxes payable	(1,014)	1,060	-
Net Cash Provided by (Used in) Operating Activities	(81,853)	(4,244)	(86,057)

Investing Activities:
Purchases of property and equipment	-	(2,472)	(2,472)
Net Cash (Used in) Investing Activities	-	(2,472)	(2,472)

Financing Activities:
Proceeds from issuance of common stock	36,200	-	43,200
Common stock subscription	(26,800)	-	-
Advances from stockholders (related party)	45,561	-	45,561
Net Cash Provided by Financing Activities	54,961	-	88,761

Net Increase (Decrease) in Cash	(26,892)	(6,716)	232
Cash - Beginning of Period	27,124	8,945	-
Cash - End of Period	$ 232	$ 2,229	$ 232

Non Cash Financing and Investing Activities:
Forgiveness of debt from former stockholders and officers - accrued compensation	$ 21,600	$ -
Forgiveness of debt from former stockholders and officers - advances from stockholders	$ 45,561	$ -

See accompanying notes to the consolidated financial statements

GREEN LIVING CONCEPTS INC.

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2013

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

At September 30, 2013 and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure to its customers.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2013 and 2012.

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

There were no potentially dilutive shares outstanding for the six months ended September 30, 2013 and 2012 or for the period from April 26, 2010 (inception) through September 30, 2013.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

Note 3 – going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013 and 2012 a net loss and net cash used in operating activities for the fiscal periods then ended.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – office equipment

Office equipment, stated at cost, less accumulated depreciation at September 30, 2013 and 2012 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2013	September 30, 2012

Office equipment	5	$-	$2,472
Less accumulated depreciation		-	(248)
		$-	$2,224

On August 29, 2013, office equipment with net book value of $1,773 was disposed of pursuant to the terms of the settlement of amounts due to stockholders and officers of the Company.

Depreciation expense

Depreciation expense for the six months ended September 30, 2013 and 2012 was $204 and $248 respectively.

Note 5 – related party transactions

Consulting services from President and Chief Financial Officer

Consulting services provided by the former President and Chief Financial Officer for the six months ended September 30, 2013 and 2012 were as follows:

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2013

President	$2,000	$1,200
Chief Financial Officer	2,000	1,200

	$4,000	$2,400

* A portion of consulting services directly related to sales provided by the former President and Chief Financial Officer totaling $2,000 and $2,400 was reported  as cost of sales as of September 30, 2013 and 2012 respectively.

Advances from Former Stockholders

From time to time, the former President and Chief Executive Officer and stockholders of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.

The former President and stockholder of the Company advanced $45,561 to the Company for the period from April 1, 2013 through August 29, 2013, the date of change in control and the Company did not make any repayment toward these advances.

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On August 29, 2013, pursuant to the terms of the Stock Purchase Agreements, the former President and stockholders, forgave advances of $45,561 and accrued compensation of $21,600, respectively or $67,161 in aggregate. This amount, net of book value of office equipment of $1,773 disposed of as part of the settlement, was recorded as contributions to capital.

Note 6 – stockholders’ equity (deficit)

Shares authorized

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

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. As at March 31, 2013 the Company has received $26,800 in share subscription funds. This offering was closed during the six months ended September 30, 2013.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200.

Note 7 – subsequent events

On November 1, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with CES Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Cross Environmental Services, Inc. (“CES”). Pursuant to the Merger Agreement, the Subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the “Merger”), and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES (the “Acquisition Shares”), representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement.

The chief executive officer and majority stockholder (prior to the Merger) of CES is Clyde A. Biston, who has been the Company’s chief executive officer since September 10, 2013 and majority stockholder since August 29, 2013.

In connection with the Merger Agreement, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

In connection with the Merger Agreement, in addition to the foregoing:

(i)  Effective on the Closing Date (except as otherwise indicated), the following individuals were appointed as executive officers and directors of the Company:

Name	Position
Clyde A. Biston*	Chief Executive Officer, Chairman
Sharon Rosenbauer	Chief Financial Officer, Treasurer, Vice President, Director
John Tostanoski	President, Director
James Everett	Chief Operating Officer, Secretary, Director
James Smith	Vice President
Jeff Chartier	Director

* Clyde A. Biston was appointed Chief Executive Officer and Chairman on September 10, 2013.

ii) The Company filed articles of merger with the Secretary of State of Nevada, pursuant to which, effective November 8, 2013, the Company’s wholly-owned subsidiary, CES Synergies, Inc. (formed solely for the purpose of effecting a change in the Company’s name) merged with and into the Company, and the Company’s name  changed to CES Synergies, Inc.

(iii) Effective November 1, 2013, the Company sold all of the capital stock of Green Living Concepts Inc., an Ontario, Canada corporation, to Strategic Universal Group Inc. for $1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

CES Synergies, Inc. (formerly known as Green Living Concepts Inc.) was, during the period covered by this report, a consulting firm specializing in construction and renovation with an eco-conscious focus.

On November 1, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with CES Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Cross Environmental Services, Inc. (“CES”). Pursuant to the Merger Agreement, the Subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the “Merger”), and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES (the “Acquisition Shares”), representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement.

The chief executive officer and majority stockholder (prior to the Merger) of CES is Clyde A. Biston, who has been the Company’s chief executive officer since September 10, 2013 and majority stockholder since August 29, 2013.

In connection with the Merger Agreement, in addition to the foregoing:

(i)  Effective on the Closing Date (except as otherwise indicated), the following individuals were appointed as executive officers and directors of the Company:

Name	Position
Clyde A. Biston*	Chief Executive Officer, Chairman
Sharon Rosenbauer	Chief Financial Officer, Treasurer, Vice President, Director
John Tostanoski	President, Director
James Everett	Chief Operating Officer, Secretary, Director
James Smith	Vice President
Jeff Chartier	Director

* Clyde A. Biston was appointed Chief Executive Officer and Chairman on September 10, 2013.

(ii) The Company filed articles of merger with the Secretary of State of Nevada, pursuant to which, effective November 8, 2013, the Company’s wholly-owned subsidiary, CES Synergies, Inc. (formed solely for the purpose of effecting a change in the Company’s name) will merge with and into the Company, and the Company’s name will change to CES Synergies, Inc.

(iii) Effective November 1, 2013, the Company sold all of the capital stock of Green Living Concepts Inc., an Ontario, Canada corporation, to Strategic Universal Group Inc. for $1.

CES is a full-service environmental, asbestos abatement, demolition, and mold remediation services company. On November 1, 2013, CES became a wholly owned subsidiary of the Company pursuant to the Merger. Effective upon the Closing Date, the business of CES became the business of the Company.

This Management’s Discussion and Analysis relates to the operations of the Company prior to the closing of the Merger Agreement.

Results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenue

We generate revenue from consulting services. Our gross revenue for the three months ended September 30, 2013, was $6,480, compared to $10,380 for the same period in our fiscal 2012.

During the three months ended September 30, 2013 and 2012 our revenue derived from consulting assessment services on sustainability and energy efficiency of business premises. Our cost of revenues for the three-month period ended September 30, 2013, was $800 (September 30, 2012: $9,681) resulting in a gross profit of $5,680 (September 30, 2012: $699).

Operating Costs and Expenses

The major components of our expenses for the three months ended September 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease) $

Depreciation	$ 80	125	(45)
Professional fees	3,297	4,050	(753)
Officer compensation	800	1,200	(400)
Other	2,026	1,354	672
Salaries	4,056	12,650	(8,594)
	$ 10,259	$ 19,379

The decrease in our operating costs for the three months ended September 30, 2013, compared to the same period in our fiscal 2012, was due to primarily to a decrease in salary expenses arising from reduction in staffing in anticipation of the Agreement and Plan of Merger with CES Acquisitions, Inc.  There were minor reductions in depreciation ($45), professional fees ($753) and officer compensation ($400), offset by a $672 increase other general and administrative expenses.

The President of the Company provides management consulting services to the Company. During the three months ended September 30, 2013, management consulting services of $800 (September 30, 2012: $1,200) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the three months ended September 30, 2013, consulting services of $800 (September 30, 2012: $600) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $800 was reported as cost of sales as of September 30, 2013, and $600 in 2012.

Other expenses of $2,026 (September 30, 2012: $1,354) represent bank charges of $86, filing fees of $1,380 and office rent of $560. The increase in these costs was attributable to implementation of our business plan and general corporate activities. In addition to operating expenses, the company incurred $43 in foreign currency transaction losses in the three months ended September 30, 2013, compared to a loss of $134 in the corresponding period in 2012.

Results of operations for the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Revenue

We generate revenue from consulting services. Our gross revenue for the six months ended September 30, 2013, was $12,120, compared to $17,640 for the same period in our fiscal 2012.

During the six months ended September 30, 2013 and 2012 our revenue derived from consulting assessment services on sustainability and energy efficiency of business premises. Our cost of revenues for the six-month period ended September 30, 2013, was $2,000 (September 30, 2012: $10,881) resulting in a gross profit of $10,120 (September 30, 2012: $6,759).

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2013 and 2012 are outlined in the table below:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Increase (Decrease) $

Depreciation	$ 204	248	(44)
Professional fees	22,051	8,050	14,001
Officer compensation	2,000	2,400	(400)
Office	47	612	(565)
Other	5,374	1,780	3,594
Salaries	16,285	12,650	3,635
	$ 45,961	$ 25,740

The increase in our operating costs for the six months ended September 30, 2013, compared to the same period in our fiscal 2012, was due to primarily to an increase in professional fees related to the Agreement and Plan of Merger with CES Acquisitions, Inc.  We incurred $22,051 (September 30, 2012: $8,050) in professional fees during the six months ended September 30, 2013.  These fees consisted of accounting and audit fees of $8,250, legal fees of $1,330 and transfer agent fees of $12,471.  Other General and administrative expenses decreased in anticipation of the merger with CES.

The President of the Company provides management consulting services to the Company. During the six months ended September 30, 2013, management consulting services of $2,000 (September 30, 2012: $1,200) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the six months ended September 30, 2013, consulting services of $2,000 (September 30, 2012: $1,200) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $2,000 was reported as cost of sales as of September 30, 2013, and $2,400 in2012.

Other expenses of $5,374 (September 30, 2012: $1,780) represent bank charges of $334, filing fees of $3,370 and office rent of $1,670. The increase in these costs was attributable to implementation of our business plan and general corporate activities. In addition to operating expenses, the company incurred $554 in foreign currency transaction losses as of September 30, 2013.

Liquidity and Capital Resources

Working Capital	September 30, 2013	March 31, 2013
Current Assets	$232	$27,244
Current Liabilities	$4,332	$71,714
Working Capital Deficiency	$(4,100)	$(44,470)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Cash provided by (used in) operating activities	$(81,853)	$(4,244)
Cash used in investing activities	$-	$(2,472)
Cash provided by financing activities	$54,961	$-
Net increase (decrease) in cash	$(26,892)	$(6,716)

We generated revenues of $12,120 during the six months ended September 30, 2013 and $17,640 during the same period in our fiscal 2012. We received $36,200 from the issuance of common stock, offset by a reduction of $26,800 in share subscription funds during the six months ended September 30, 2013. No shares were sold during the six months ended September 30, 2012.  Our stockholders also advanced us $45,561 during the six months ended September 30, 2013.  No shareholder advances were made during the six months ended September 30, 2012.  We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source and use of funding for our operations. The major uses of our operating cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel, computer, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash used in operating activities of $81,853 for the six months ended September 30, 2013 was primarily the result of our net loss of $36,395 plus a reduction of accounts payable and accrued liabilities totaling $48,768.  Non-cash charges such as depreciation and amortization, changes in prepaid expenses, and an increase in payables owed by a related party generated $3,310 in operating cash for the six months ended September 30, 2013.  These increases were offset by a $1,014 decrease in payroll taxes.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the six months ended September 30, 2013. The only cash used in investing activities in 2012 was $2,472 in cash that we paid for the purchase of the computer equipment during the six months ended September 30, 2012.

Cash Flows from Financing Activities

During the year ended March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective.  As at March 31, 2013 the Company received $26,800 in share subscription funds. This offering was closed during the six months ended September 30, 2013.  The Company has sold 4,525,000 common shares at $0.008 per share for total proceeds of $36,200 pursuant to this Registration Statement.

No cash was generated or used by financing activities during the six months ended September 30, 2012.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER                   DESCRIPTION

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CES Synergies, Inc.

Date: November 12, 2013	By:	/s/ Clyde A. Biston
Clyde A. Biston
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial Officer)