Form 10-K
period 2013-12-31
CES Synergies, Inc.
filed 2014-03-28
CIK 1556508

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-55159

CES Synergies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	460839941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39646 Fig Street
 P.O. Box 1299
Crystal Springs, FL 33524
(Address of principal executive offices)

813-788-1688
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☒    No

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.008 was approximately $36,200. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 20, 2014 was 46,549,000.

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1. BUSINESS

Background

CES Synergies, Inc. (the “Company”) is a Nevada corporation formed on April 26, 2010 under the name Green Living Concepts Inc. Prior to the Merger (discussed below), the Company specialized in assisting commercial and residential clients build and/or remodel their projects with sustainable and energy efficient solutions.

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

Cross Environmental Services, Inc. is a Florida corporation formed on February 10, 1988. CES is a full-service environmental, asbestos abatement, demolition, and mold remediation services company. On November 1, 2013, CES became a wholly owned subsidiary of the Company pursuant to the Merger. Effective upon the Closing Date, the business of CES became the business of the Company.

References in this report to, “we,” “us,” “our” and similar words refer to the Company and its wholly-owned subsidiaries, (including CES), unless the context indicates otherwise, and, prior to the effectiveness of the Merger, these terms refer to CES and its wholly-owned subsidiaries. References to GLC relate to the Company prior to the Merger.

Business Summary

Since its formation in 1988, CES has been providing asbestos abatement, demolition, and mold remediation services to city, state, and federal agencies. Additional customers of CES include general contractors, developers, project owners, and industrial and commercial clients. Much of our work has been founded on the removal of hazardous materials from structures ranging from residences to commercial and industrial applications, including secure defense contractor facilities, colleges, hospitals, and mid-rise and high-rise buildings and residential structures. Additionally, our experience working on federal projects, such as the Department of Interior, Bureau of Land Management Promiscuous Dump Clean Up, U.S. Fish and Wildlife Service Midway Atoll Asbestos and Lead Paint Cleanup, and Department of Defense Housing Privatization initiative gives us the expertise to provide the submittals and mandated government compliance documents for any size federal project.

Background

Since 1988, CES has been removing regulated and hazardous materials from industrial, commercial and residential spaces. Specifically, we have developed a niche market for our services that was facilitated by the Environmental Protection Agency’s National Emission Standards for Hazardous Air Pollutants (or NESHAP) regulations. Under these regulations, if a building or structure is altered, modified or renovated in any way, an environmental survey of the building will need to be completed and regulated hazardous materials (asbestos) will need to be removed prior to the alteration or renovation. We provide such services to its clients.

We also provide services related to the asbestos removal process including interior demolition, lead based paint removal, mold abatement, and full scale structural demolition. We are also adept at materials handling and we have participated in emergency response activities for multiple hurricanes, including Katrina, Rita, Gene, Francis, Ivan, and many others. We have been able to develop niche markets by maintaining a high level of technical competence coupled with prudent management and an energetic staff. We are willing to go to remote or extreme places to complete projects. Examples of this type of work include Midway Atoll, Curacao, Guatemala, and remote Bahamian Islands. We also developed niches providing services in connection with various set-asides under federal law, including Service Connected Disabled Veteran Owned Small Business, Economically Disadvantaged Woman Owned Business, HUBZone, Veteran Owned, and Total Small Business. We have strategic alliances relating to all of such set-asides and have utilized these alliances to generate projects.

We have an established operating infrastructure, with numerous long-term contracts, blanket purchase orders, and ongoing relationships with a robust customer base.

Our management and employees are very experienced and are expert in their trades. We have eight project managers who have over 100 combined years of experience. All are skilled in project set-up, permitting, submittals, scheduling, and project close out.

In addition to the tools made available to our project managers, we have a highly skilled staff of field personnel. We have multiple field superintendents and supervisors that have fifteen to twenty years’ experience. Many of these people have been with us since our inception. Our field supervisory staff has over 200 man-years of experience. We believe that almost as important as the project personnel and related experience, is having modern late model equipment to work with. We have an extensive late model fleet of service trucks, box trucks, vans, excavators, loaders, dump trucks, semi tractors, and roll off trucks that can be deployed to any project. In addition to the large rolling stock and excavators, we have an extensive inventory of specialty equipment designed to provide demolition and abatement services inside a structure. This equipment includes but is not limited to skid steer loaders equipped with exhaust scrubbers, mini excavators equipped with hydraulic hammers, automated tile removing machines, airless sprayers, and innumerable handheld power tools designed for material removal.

Customers

Our target market includes commercial, industrial, federal, state and municipal entities. Given the strict requirements for control of infectious dust and other engineered controls in healthcare facilities (active hospitals), our targets include open and active facilities that have stringent control components similar to and including healthcare facilities. Additional examples of prospective clients include the Department of Transportation, due to the importance of infrastructure improvement, and the ongoing need for roadway construction and related bridge construction.

In 2013, two customers accounted for more than ten percent of our total revenues: the Florida Department of Transportation (16.2%) and Sarasota County Schools (11.4%).

Presented below are a broad cross-section of some recent customers segregated by customer classification:

Federal agencies:
NASA
Bureau of Land Management
Smithsonian Institution
Department of the Air Force
Department of the Navy
Department of the Interior
National Park Service
Space Command
U.S. Army Corps of Engineers
Department of Interior
National Park Service

Industrial:
CEMEX
Florida Citrus Industry
JBT Foods
Martin Marietta
Exilis
Publix Super Markets

Commercial:
Jones Lang LaSalle
Ajax Contracting
Hensel Phelps
Whitesel-Green
J2 Enterprises

State, County, Municipal:
Department of Transportation, Statewide
Multiple Municipalities
University of South Florida
Sarasota County Schools
Orange County Schools

Services Strategy

We offer services in the environmental contracting arena. Our core business includes hazardous material removal (lead and asbestos), interior demolition, full scale demolition, and mold remediation. Historically, our customers have come to us either through a low bid environment or through direct negotiations. Within the last two and a half years, CES submitted a response to a solicitation for the U.S. General Services Administration (or GSA) environmental schedule, which was accepted. As a result, federal government agencies may contract with us without further need for procurement activities, and United Nations member countries may also utilize the contract vehicle if they desire.

We believe the GSA opportunities are a potential growth area for the Company. We intend, subject to obtaining sufficient capital, to implement advertising and marketing strategies and hire additional staff to grow our sales in this area.

We believe set-aside government contracting are an additional growth opportunity for us. We have participated in this sector of the federal market by teaming with firms that have the various set-aside designations. Additionally, we created our own Service Connected Disabled Veteran Owned Small Business in an effort to capture a portion of the federal market that had been previously off-limits to CES. Success to date with this firm has been limited to two current contracts.

Facilities and Assets

In addition to the contract acquisition approach defined above, we anticipate expansion of services, facilities, and assets to increase revenue and profitability. Specifically, we plan to seek to acquire facilities that will promote business related to existing surplus equipment.  Our trucking fleet has been underutilized in recent months due to a desire to utilize subcontract trucking on our demolition projects. This approach means that we own several roll off trucks that have not been utilized in our business operations. In fact, we have mothballed several of them recently to reduce our overhead expense. We believe it would be fairly easy to start/add a debris management service to our existing business. We anticipate coupling this with a transfer station located in South Georgia to maximize the revenues from the anticipated trucking and landfill portion of our expansion.

Business Model

We intend to continue to operate largely as we have in the past, but on a larger scale. We will continue to prepare sealed bids for municipal, county, state, and federal projects. We will still respond to invitations to bid from private and public entities and we will continue to pursue set-aside and GSA opportunities. All of the systems and processes are in place to facilitate these ongoing procurement procedures. We will expand our systems to seek projects in a larger geographic area and for a larger customer base. In addition to expanding our environmental contracting services, we also anticipate adding debris management and disposal services. We will facilitate this effort through the use of direct sales made by a sales team which we will put into place. Specifically, we will put a sales team into place and business will be solicited through the sales group.

Competition

Companies that compete with us both locally and on a national level include Cross Construction Services, Lang Environmental, and LVI (as well as others). We believe we have several competitive advantages. We have multiple employees that have been with us since or close to our inception. Our staff is very experienced and efficient. We make it a point to keep our key employees on staff and we keep them current with ongoing training. We believe our work force is one of the most experienced and well-trained in the industry. Our management staff possesses over 100 years of combined experience. We believe we have an edge over our competitors in terms of experience and technical ability.

We specifically target projects with robust requirements in tough locations because we have the ability to see them to fruition. Additionally, these projects are more profitable. We believe in long-term relationships and work to facilitate them with our customers.

Government Regulations

We are subject to an extensive and frequently changing statutory and regulatory framework of federal, state, and local environmental, health, safety, and transportation authorities, which imposes significant compliance burdens and risks upon us. We believe are in substantial compliance with all material federal, state, and local laws governing our material business operations. Nevertheless, amendments to existing statutes and regulations, adoption  of  new  statutes  and  regulations  and  our expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in the increase in regulatory burden that could cause related increases in costs and expenses.

The federal regulations of most importance to us are governed by the Occupational Safety and Health Administration, the Mine Safety and Health Administration, the Department of Transportation, and the Environmental Protection Agency. We are also significantly impacted by environmental regulations governed by state environmental protection agencies. We are substantially in compliance with all regulations. We conduct training programs and inspections on a regular basis. In addition, our brokers and insurance carriers also conduct inspections.

Permits and Licenses

Many states license such areas of our operations as asbestos abatement and general contracting.  In such states, employees and supervisors are required to receive training from EPA-approved and state-certified organizations and pass required tests. We are currently licensed to perform our services in approximately 11 states.  We also operate in certain states that do not have a special asbestos abatement or general contracting license requirement; however, these states have adopted regulations regarding worker safety with which we must comply.

Employees

As of the date of the filing of this report, we have 130 employees, all of whom work fulltime.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Business

Our substantial level of indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

As of December 31, 2013, the Company had approximately $4,731,468 in notes payable and $1,383,066 in accounts payable and accrued expenses. Our level of indebtedness may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes; and make us more vulnerable to an economic downturn than our competitors with less debt.

Our business and results of operations would be adversely affected if we are unable to secure reasonably priced insurance that is required for our operations.

Because our business sometimes involves the handling and disposal of hazardous materials, we are required to maintain insurance coverage that can be expensive. Our ability to continue conducting business could be adversely affected if we should become unable to secure sufficient insurance coverage, surety bonds and financial assurances at reasonable cost to meet our business and regulatory requirements. The availability of insurance could be affected by factors outside of our control as well as the insurers' or sureties' assessment of our risk.

The environmental services industry in which we participate is subject to significant economic and business risks.

Our future operating results may be affected by such factors as our ability to win new business and remain competitive in the face of price competition from competitors who are often larger and better capitalized than us; maintain and/or build market share in an industry that has experienced downsizing and consolidation; reduce costs without negatively impacting operations; minimize downtime and disruptions of operations; and weather economic downturns or recessionary conditions.

A significant portion of our business is derived as a result of events and circumstances over which we have no control.

Certain services that we provide are impacted by events such as increasingly stringent environmental regulations, and seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter and from year to year. Prior financial performance for certain periods may not be a reliable indicator of future performance for comparable periods in subsequent years.

Because our quarterly and annual operating results are difficult to predict and may fluctuate, the market price for our stock may be volatile.

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility of the price of our common stock. These quarterly and annual fluctuations may result from a number of factors, including the size of new contracts and when we are able to recognize the related revenue; our rate of progress under our contracts; the timing of customer and market acceptance of our product and service offerings; budgeting cycles of our customers; the mix of products and services sold; changes in demand for our products and services; level and timing of expenses for product development and sales, general and administrative expenses; competition; changes in our strategy; and general economic conditions.

Personnel costs are a significant component of our budgeted expense levels and, therefore, our expenses are, to a degree, variable based upon our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts varies substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

Based on these factors, we believe our future quarterly and annual operating results may vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe that in future reporting periods if our operating results fall below the expectations of public market analysts or investors, it is possible that the market price of our common stock could decline.

Our business depends largely on our ability to attract and retain talented employees.

Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity and training required in certain of our services, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to service certain customers and to secure new contracts.

We are subject to extensive environmental regulations that may increase our costs and potential liabilities.

The operations of all companies in the environmental services industry are subject to federal, state, and local environmental requirements. Although increasing environmental regulation often presents new business opportunities for us, it also results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants. Even with these programs, we and other companies in the environmental services industry are faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work. Certain of these laws impose strict and, under certain circumstances, joint and several liability for cleanup of releases of regulated materials, and also liability for related natural resource damages.

At some time in the future we may be required to pay fines or penalties due to regulatory enforcement proceedings and such fines or penalties could have a negative impact on our earnings. Additionally, regulatory authorities have the power to suspend or revoke permits or licenses needed for our operations, which may affect our customers' willingness to do business with us and/or our ability to conduct business. This, in turn, would impact our revenue and profitability. To date, we have never had any of our operating permits revoked, suspended or non-renewed involuntarily, although it is possible that could occur in the future.

Changes in environmental regulations or entry into related businesses may require us to make significant capital expenditures.

Changes in environmental regulations or our entry into new businesses can require us to make significant capital expenditures. Periodically the government revises rules and regulations regarding the handling and disposal of hazardous substances that requires us and other companies in the environmental services industry to invest in new equipment, training or other areas in order to remain in compliance. Additionally, future environmental regulations and acquisitions could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

If our internal growth objectives prove to be inaccurate, our results of operations could be adversely affected.

While we believe that increasing environmental regulations and our growing product and services portfolio provide us with ample growth opportunities, it is possible that we will not be able to achieve our internal growth objectives due to potentialities such as a lack of growth capital, intense competition, regulatory issues, loss of permits and licenses, and other factors. Likewise, while we may also seek to grow through acquisition, it is possible that we will be unable to grow this way due to lack of adequate financing, lack of viable acquisition candidates, competition for such acquisitions and other factors. To the extent that our growth objectives prove to be significantly different than actual results, our results of operations could be adversely affected.

We do business in a highly competitive industry and compete with companies that have substantially more resources that we do.

The environmental services industry is highly competitive. Several of the companies with which we compete are larger, offer more services and products, have better access to growth capital, have larger sales and marketing departments and larger workforces and other advantages that may make it difficult for us to win new business when in competition with them.

We may need significant additional capital, which we may be unable to obtain.

We may need to obtain additional financing over time to fund operations. Management cannot predict the extent to which we will require additional financing, and can provide no assurance that additional financing will be available on favorable terms or at all. The rights of the holders of any debt or equity that may be issued in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of shareholders’ proportionate equity interests in the Company. Failure to obtain financing or obtaining of financing on unattractive terms could have a material adverse effect on our business, prospects, results of operation and financial condition.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management to execute its business plan, and to identify and pursue new opportunities. The loss of services of senior management, particularly Clyde A. Biston, CES’s founder and chief executive officer could significantly delay or prevent the achievement of our strategic objectives. The loss of the services of senior management for any reason could adversely affect our business, prospects, financial condition and results of operations.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 27.6% of our revenues from two customers in 2013. If any of our major customers were to terminate or materially reduce their business relationships with us, our operating results would be materially harmed.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended, and its common stock is quoted on the OTC Bulletin Board. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income are below analysts’ expectations;
•	general economic slowdowns;
•	sales of large blocks of the Company’s common stock;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•	fluctuations in stock market prices and volumes.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $1.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Our management controls the majority of our outstanding voting securities.

Our officers and directors control the majority of our voting securities. Therefore, our management will control the outcome of all corporate actions and decisions for an indefinite period of time including election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Crystal Springs, Florida, where we occupy 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square feet warehouse.  The facilities are owned by our chief executive officer, Clyde A. Biston.  Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual rent of $180,000.  Rental expense incurred in 2013 under this lease agreement was $45,000.   The Company also pays the property taxes for use of the facilities, and has paid monthly rent of $15,000 since November 1, 2013. We also lease satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana. Our monthly rent for these facilities is $4,367 and $2,226 respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock quoted on the OTC Bulletin Board under the symbol “CESX.” There was minimal reported trading in the Company’s common stock during the year ended December 31, 2013 and there has been limited reported trading to date in the Company’s common stock.

As of March 20, 2014, there were approximately 72 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview and Highlights

The Company provides asbestos abatement and removal, demolition, and mold remediation services primarily in the USA.  The services we provide include the removal of asbestos, lead and other hazardous materials from structures ranging from residences to commercial and industrial applications, including secure defense contractor facilities, colleges, hospitals, and mid-rise and high-rise buildings and residential structures. The Company provides demolition and wrecking services, including the removal of storage tanks; mechanical insulation; duct/mold and indoor air quality services; land clearing; and on-site crushing and recycling.  In the public sector, Our customers include city, state, and federal agencies. Our private-sector customers include general contractors, developers, project owners, and industrial and commercial clients.

We report results under ASC 280, Segment Reporting, for three segments: remediation, demolition and insulation.  Remediation derives its income from mold remediation and abatement services for a broad range of environments.  Demolition offers full scale commercial demolition and wrecking down to interior and selective demolition and strip down services. Insulation derives its revenue from re-insulation and insulation of new and remodeling projects. After careful analysis of our operations following the business slowdown in 2011, management made the decision to scale down the less profitable demolition division and refocus efforts on more profitable businesses in asbestos, mold, and lead remediation, and interior demolition.  We will continue to provide demolition services where they are a natural spinoff of our other work. The decision created an excess of machinery and heavy equipment that was not being used, which we sold in 2012.

Service Contracts

For our asbestos abatement, demolition, and mold remediation contracts, we typically agree to provide all labor, supervision, material and equipment required to perform hazardous material abatement and disposal work as required.  Our interior demolition and certain exterior demolition contracts do not contain “hazardous material abatement” provisions.  Our demolition contracts generally require us to provide all labor, supervision, material and equipment required for demolition and clearance on specified properties.

We operate primarily through a bid submission and award process to various public and government entities.  Bids specify terms and conditions of contracting.  We do not write our contracts.  Our customers dictate contract language, payment terms, and in most cases the timing of and forms used for billing.  When we bid on a project we agree to these terms which are included in the bid specifications.  Since our inception in 1988, we have not been required to make any penalty payments to our customers or incurred post-contractual costs under contractual commitments. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in their commitments.

Payments to us by the federal government are based on the services provided and the products installed, calculated in accordance with federal regulatory guidelines and the specific contract’s terms.

To mitigate contractual performance risks, we have created and invested in processes and systems to ensure that our project managers bid in compliance with project specifications, perform site inspections, and participate in pre-bid meetings.   Our bidding process takes into account a specified list of variables, which we have developed and fine-tuned over 25 years of doing business, to ensure that we achieve our performance and financial goals for each contract. Project managers are trained in our bidding process, and bids greater than $200,000 are reviewed and approved by a senior management team before submission.

Tracking of job costs to manage financial risk is paramount at CES.  Through a company-developed cost accounting system, jobs are tracked not only by phase (i.e. type of work) but also according to fifteen separate job cost codes that the Company has identified as essential for effective project management.  These cost codes are mapped to our bidding system, thereby allowing us to track the financial performance of all contract phases and to ensure that potential cost overruns can be identified and mitigated.

Job costing is fully integrated between all modules of our accounting system, which include accounts payable, accounts receivable, payroll, and inventory.  Direct job costs include:  labor (not drivers), driver labor, materials, subcontractors, labor service, job site costs (i.e. permits, rental equipment), dump fees (landfill), travel expenses, temporary lodgings, jobsite fuel, bonding costs, inspection fees (DEP, etc.), testing/lab fees, workers compensation (by worker comp classification), and indirect costs (which include costs indirectly incurred such as vehicle insurance, repairs and maintenance, fuel and oil).

We review job costs twice each month while contracts are in progress, and calculate and review final job cost at the completion of each job.  Problems are reviewed at weekly meetings.  Project managers regularly check on their jobs to monitor progress and man-hours.

To maintain control of contract bids and implementation, senior management holds weekly reviews with project managers, covering job bidding, job awards, upcoming bids and contracts, etc.  Regular accounts receivable and collections reviews are also held as part of the management process.

Effects of Seasonality and Economic Uncertainty

We may be subject to seasonal fluctuations and construction cycles, at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. Government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenue and operating income in the third quarter are typically higher, and our revenue and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

To manage uncertainties created by business seasonality, we have implemented business processes to give us flexibility to manage overhead and job costs.  Those processes allow us to determine when it is most cost effective to use company-owned assets or to contract out aspects of a project.  For example, when the Company was awarded a sizeable post-Hurricane Katrina demolition contract in Louisiana, the processes led it to develop relationships with local subcontractors under Company management and supervision to perform the demolition work rather than moving Company heavy equipment and personnel to Louisiana, thereby preserving margins on the contract.

During the recession that started in 2008, the number of projects available to the Company in Florida fell.  To allow the Company to maintain cash reserves necessary to execute the Louisiana contract, management agreed to a 10% reduction in salaries, and did so for a full year, until finances righted themselves in late 2009.  No field supervisors or workers were laid off during this period.  CES retained its skilled workforce, allowing the contracts in Louisiana to return a 41% gross profit.

Backlog and Awarded Projects

Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 30 days. Awarded backlog is created when a potential customer awards a project to us following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed review to determine the scope of the project. At this point, we also determine the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue in 2014. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 30-45days and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

Financial Operations Overview

Revenue

We derive revenue from the provision of asbestos abatement, demolition, and mold remediation services to city, state, and federal agencies.  We also sell services to general contractors, developers, project owners, and industrial and commercial clients. Much of our work has been founded on the removal of hazardous materials from structures ranging from residences to commercial and industrial applications.

While in any particular quarter a single customer may account for more than ten percent of revenue, for the year ended December 31, 2013, the Florida Department of Transportation (FDOT) was 16.2% of our total revenue and Sarasota County Schools were 11.4%.  For year ended December 31, 2012, the Florida Department of Transportation and the Louisiana Land Trust both accounted for 10% or more of revenue.

Direct Expenses and Gross Margin

Direct expenses include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the execution our contracts, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, and amortization of intangible assets related to customer contracts. A majority of our contracts have fixed price terms; however, in some cases we negotiate protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.

Gross margin, which is gross profit as a percent of revenue, is affected by a number of factors, including the type of services performed and the geographic region in which the sale is made.  Geographic location impacts the cost of disposal, lodging, and fuel.  We sometimes find ourselves bidding against local contractors.  In these instances, we may be willing to accept a lower profit margin in order to establish ourselves with a new client, or in a new geographic location.

Rising fuel costs affect us in several ways.  Fuel in our trucks and equipment has an immediate cost impact.  Increases in petroleum prices increase the costs for remediation due because petroleum products are used to make all poly, bags, etc. that we use for contaminated materials containment.

In addition, gross margin frequently varies across the period of a project. Our expected gross margin on, and expected revenue for, a project are based on budgeted costs. From time to time, a portion of the contingencies reflected in budgeted costs are not incurred due to strong execution performance. In that case, and generally at project completion, we recognize revenue for which there is no further corresponding direct expense. As a result, gross margin tends to be back-loaded for projects with strong execution performance; this explains the gross margin improvement that occurs from time to time at project closeout. We refer to this gross margin improvement at the time of project completion as a project closeout.

Operating Expenses

Operating expenses consist of salaries and benefits, project development costs, and general, administrative and other expenses.

Salaries and benefits. Salaries and benefits consist primarily of expenses for personnel not directly engaged in specific revenue generating activity. These expenses include the time of executive management, legal, finance, accounting, human resources, information technology and other staff not utilized in a particular project. We employ a comprehensive time card system which creates a contemporaneous record of the actual time by employees on project activity.

Project development costs. Project development costs consist primarily of sales, engineering, legal, finance and third-party expenses directly related to the development of a specific customer opportunity. This also includes associated travel and marketing expenses.

General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, and office expenses. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services.

Other Expenses, Net

Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings, and gains and losses on the disposal of surplus assets. Interest expense will vary periodically depending on prevailing short-term interest rates.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Company’s Board of Directors. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates and such differences may be material.

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with maturity of three months or less to be cash equivalents.

Contracts receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at December 31, 2013 and December 31, 2012 is required.

Contracts receivable will generally be due within 30 to 45 days and collateral is not required.

Cost and estimated earnings in excess of billings on uncompleted contracts

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Recoverability of Long-Lived Assets

We review the recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future cash flows from our operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, contracts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. We do not utilize derivative instruments.

Revenue and Cost Recognition

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.  Selling, general, and administrative costs are charged to expenses as incurred.

Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Contract retentions are included in contract receivables.

Net Earnings (Loss) Per Share of Common Stock

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

Uncertainty in Income Taxes

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities.  Management has not identified any uncertain tax positions in filed income tax returns or this merger that require recognition or disclosure. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

We follow ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 and they evaluate their tax positions on an annual basis.

Prior to November 1, 2013 CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Since the closing of the Merger on November 1, 2013, the corporation is responsible for paying corporate income tax.  The year of 2013 does not show profit, therefore, no provision or liability for Federal income taxes is included on these financial statements.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for 2013 and 2012 were $14 and $7, respectively.   Historically, the Company has not relied on advertising and marketing to generate business.  We recently hired a marketing/sales manager to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales fell 4% or $731 during 2013 compared to 2012. Two of the Company’s operating segments – Remediation and Insulation - experienced increased net sales in 2013 ($1,915 and $28 respectively), while the Demolition segment had declining revenues of $2,683.  The decrease in Demolition was primarily attributable to the completion of projects with the Louisiana Land Trust, which generated revenues of $2,000 in 2012.  The primary reasons for the increase in the Remediation division sales was due to a more stable bidding environment, renewal of government funding and an upswing in municipality and government renovation projects, as well as public schools and healthcare facilities.  The growth in the Insulation segment was due primarily due to increased activity by a large supermarket chain in the southeastern United States in their maintenance efforts.

Sales Data

The following table shows net sales by operating segment and net sales by service during 2013 and 2012 (in thousands, except percentages):

	2013	Change	2012
Net Sales by Operating Segment:
Remediation	$7,965	32%	$6,049
Demolition	6,764	-28%	9,448
Insulation	743	4%	715

Total net sales	$15,472	-5%	$16,212

Segment Operating Performance (in thousands, except percentages)

The Company manages its business on a functional basis. Accordingly, the Company determined its reportable operating segments, which are generally based on the types of services it provides, to be Remediation, Demolition and Insulation.  Remediation derives its income from mold remediation and abatement services for a broad range of environments.  Demolition offers full scale commercial demolition and wrecking.

 Insulation derives its revenue from re-insulation and insulation of new and remodeling projects.

Further information regarding the Company’s operating segments may be found in Note 16, “Segment Information.”

Remediation

Remediation services comprise asbestos abatement, lead removal, mold remediation, indoor air quality/duct cleaning, and removal of: contaminated soil, animal waste removal, manual selective and complete interior demolition including removal of floor covering, and adhesive removal.  These services are primarily performed for commercial, retail, governmental, industrial, military, public and private schools.

The following table presents Remediation net sales information for 2013 and 2012 (dollars in thousands):

	2013	Change	2012
Net sales	$7,965	32%	$6,049
Percentage of total net sales	51%		37%

The growth in the Remediation segment net sales during 2013 was driven by a more stable bidding environment, renewal of government funding, upswing in municipality and government renovations, as well as in schools and healthcare facilities.

Volatility in revenues in the Remediation sector is caused by the fact that contracts are of a short duration (typically a month or less).  Remediation is usually the first activity performed in a contract and therefore the first part to be completed.  In larger projects it is not unusual to perform work in stages over the course of several months.  The Company has no control over the amount of work available to bid from year to year.  It is the nature of the Remediation business to have these highs and lows.

Demolition

Demolition services comprise partial, phased and complete demolition of commercial, retail, private, governmental, industrial, military, public and private schools.  Demolition activities include, building separations, concrete breaking and saw-cutting, using the Company’s own man-lifts, bobcats, roll-off containers and roll-off trucks for hauling and disposal of construction debris. The Company also provides full-scale commercial demolition and wrecking, as well as underground and above ground storage tank removal, and full-scale site clearing including underground pipe removal and installation.

Hurricanes and natural disasters are the biggest factor in the creation of large scale demolition opportunities for the Company.  As a result, the work is unpredictable.  Demolition contracts range widely in price from $30,000 to $20 million.  Demolition contracts last anywhere from two weeks (to demolish a one-story masonry commercial building such as a home improvement store) to two years or more to demolish concrete slabs left by a hurricane such as Katrina.

After careful analysis of the Company’s operations following the business slowdown in 2011, management made the decision to scale down the less profitable demolition division and refocus efforts on more profitable businesses in asbestos, mold, and lead remediation, and interior demolition.  Demolition services will continue to be provided where they are a natural spinoff of other work. The decision created an excess of machinery and heavy equipment that was not being used, which was sold in 2012.

The following table presents Demolition net sales information for 2013 and 2012 (in thousands, except percentages):

	2013	Change	2012
Net sales	$6,764	-28%	$9,448
Percentage of total net sales	44%		58%

The decrease in net sales for the Demolition segment during 2013 was driven by the management decision described above to scale down this segment of the business.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects.  The segment typically does not experience large changes in revenues year over year.  The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has a three-year contract that typically renews upon review at the end of each term.

The following table presents Insulation net sales information for 2013 and 2012 (in thousands, except percentages):

	2013	Change	2012
Net sales	$743	4.5%	$715
Percentage of total net sales	5%		5%

The increase in the Insulation segment net sales between 2012 and 2013 were driven primarily by changes in work provided by the aforementioned supermarket chain.

Gross Margin

Gross margin for 2013 and 2012 are as follows (in thousands, except gross margin percentages):

	2013	2012
Net sales	$15,538	$16,269
Cost of sales	11,852	12,650

Gross margin	$3,686	$3,619

Gross margin percentage	23.7%	22.2%

The gross margin percentage in 2013 was 23.7% compared to 22.2% in 2012. The improvement in year-over-year gross margin in 2013 compared to 2012 was driven by better utilization of the Company’s workforce, and the use of contract labor for many of our out-of state jobs that were done under our supervision, but without the need to incur travel and lodging costs on a large scale.

The Company anticipates gross margin during the first quarter of 2014 will be between 23% and 26%.  In general, gross margins and margins on services will remain under downward pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition.  In response to competitive pressures, the Company expects it will continue to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products.

Operating Expenses

Operating expenses for 2013 and 2012 are as follows (in thousands, except for percentages):

	2013	Change	2012
General and administrative	$3,660	1%	$3,589
Percentage of total net sales	24%		22%

General and Administrative (“G&A”) Expense

The growth in G&A during 2013 was primarily due to an increase in the Company’s group health insurance rate increases, costs associated with the corporate restructuring to a public company, and issuance of stock to certain employees and service providers.

Other Income and Expense

Other income and expense for 2013 and 2012 are as follows (in thousands, except percentages):

	2013	Change	2012
Gain(Loss) on Disposal of Assets	$27	-95%	$499
Other Income(Expenses)	10	-3%	10
Interest expense	(224)	47%	(151)

Total other income/(expense), net	$(187)	-151%	$358

The year-over-year decrease in other income and expense during 2013 was due primarily to the reduction in gains on sales of assets together with the higher interest expense resulting from the Company’s higher debt balance.  In 2012 the Company disposed, at a gain, of an excess of machinery and heavy equipment that was not being used as a result of the decision to scale down the less profitable demolition division and refocus efforts on more profitable businesses.  There were fewer such disposals in 2013.

Provision for Income Taxes

Prior to November 1 2013, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES does not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income.  Therefore, no provision or liability for Federal income taxes is included on these financial statements.

Liquidity and Capital Resources (in thousands, except percentages)

The following table presents selected financial information and statistics as of and for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Cash, cash equivalents and marketable securities	$250	$132
Property, plant and equipment, net	$2,161	$2,145
Long-term debt	$4,731	$3,518
Working capital	$2,825	$2,714
Cash generated by operating activities	$392	$872
Cash generated/(used) in investing activities	$(612)	$277
Cash generated/(used in) by financing activities	$338	$(2,046)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

The Company’s cash, cash equivalents and marketable securities were generally held in held in bank accounts.

During 2013, cash generated from operating activities of $392 was a result of $(154) of net loss, non-cash adjustments to net income of $597 and a net change in operating assets and liabilities of $(51). Cash used in investing activities of $(612) during 2013 consisted primarily of $(639) for the purchase of property and equipment. Cash generated in financing activities during 2013 consisted primarily of new borrowings of $1,802, offset by repayment of debt ($535) and distributions ($930).

During 2012, cash used from operating activities of $872 was a result of $389 of net income, non-cash adjustments to net income of $646 and an increase in net change in operating assets and liabilities of $1,907. Cash provided by investing activities of $277 during 2012 consisted primarily of $1,274 proceeds from disposals of equipment, offset by purchases of new equipment costing $997.  Cash used in financing activities during 2012 consisted primarily of cash used to repay notes payable ($2,122) and for distributions to shareholders ($1,137), partially offset by net proceeds of $1,213 thousand from the issuance of long-term debt.

Capital Assets

The Company’s capital expenditures were $639 during 2013, consisting of purchases of machinery and equipment for the remediation segment.  The Company expects to raise up to $5,000 in new capital for capital expenditures in 2014, to renovate office space in  Zehyrhills, and to open another satellite office in the south.

Long-Term Debt

To date the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes and loans from shareholders.  The following debt was outstanding at December 31, 2013:

(i) Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.8%.  At December 31, 2013, $118.1 was outstanding under the loan.  In 2013, the company repaid $133.7 of principal under the loan.  At December 31, 2012, $251.8 was outstanding under the loan.  In 2012, the company repaid $104.7 of principal under the loan.

(ii) A line of credit from Florida Traditions Bank, Dade City, FL, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures December 20, 2016.  At December 31, 2013, $3,183.4 was outstanding under the line.  In 2013, the company made no repayments of principal under the line, and borrowed an additional $847.  At December 31, 2012, $2,333.5 was outstanding under the line.  In 2012, the company repaid $1,200, of principal under the line.

(iii) Various installment loans payable in payments, with interest rates ranging from 0% 9.5%, secured by various equipment, and property.  At December 31, 2013, $568.9 was outstanding under the loans.  In 2013, the company repaid $535.0 of principal under the loans.  At December 31, 2012, $776.1 was outstanding under the loans.  In 2012, the company repaid $207.2 of principal under the loans.

At December 31, 2013, a total of $5,784.9 was outstanding under all loans and the line of credit.  $472.3 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde Biston.  Mr. Biston elected to receive part of his compensation in the form of distributions paid to himself as the sole shareholder.  The distributions made to Mr. Biston are summarized in the following table (in thousands):

Dividends Paid
2011	$1,276
2012	$1,137
2013	930
Total	$3,343

Further details about all compensation paid to Mr. Biston can be found under Item 10: Directors, Executive Officers and Corporate Governance below.

The Company does not expect to pay any dividends or make any distributions to shareholders in 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company.

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 31, 2013 and excludes amounts already recorded on the Consolidated Balance Sheet, except for long-term debt (in thousands):

	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years	Total
Long-term debt	$472	$4,522	$200	$10	$5,204
Operating leases	9	118	180	-	307
	$481	$4,630	$380	$10	$5,511

Lease Commitments (dollars in thousands).

We are headquartered in Crystal Springs, Florida, where we occupy 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square feet warehouse.  The facilities are owned by our chief executive officer, Clyde A. Biston.  Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual cost of $180. We also lease satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana.

Our monthly rent for these facilities is $4.3 and $2.2 respectively.

The Company’s major facility leases are typically for terms not exceeding one year and generally provide renewal options for terms not exceeding one additional year. Leases are for terms ranging from month to month to one year. As of December 31, 2013, the Company’s total future minimum lease payments under non-cancelable operating leases were $86, of which $86 related to leases for office space.

Other Obligations

In addition to the off-balance sheet commitments mentioned above, the Company had outstanding obligations of $39.6 as of December 31, 2013, consisting of commitments to lease copiers.

Indemnification

The Company generally does not indemnify its customers against legal claims arising from services it provides. The Company has not been required to make any significant payments resulting from such services.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

John Scrudato CPA
7 Valley View Drive
Califon, New Jersey 07830
908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CES Synergies, Inc.

We have audited the accompanying balance sheet of CES Synergies, Inc. and its subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of CES Synergies, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations, stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ John Scrudato CPA
Califon, New Jersey
March 19, 2014

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended December 31,
	2013	2012
Revenues	$15,537,875	$16,269,345
Cost of sales	11,852,022	12,649,700
Gross profit	3,685,853	3,619,645
General & administrative expenses	3,660,012	3,588,776
Net operating profit/(loss)	25,841	30,869
Other income/ (expenses), net	(186,587)	358,214

Net profit/(loss)	$(160,746)	$389,083
Earnings per share
Basic and diluted	$(0.003)	$2,431.77

Shares used in computing earnings per share
Basic and diluted	46,525,000	160
Cash distributions declared per common share	$0.02	$7,105.48

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$250,359	$132,442
Advances to employees	20,223	27,381
Contracts receivable (net of allow. for bad debt)	3,965,709	2,893,458
Inventory	153,990	135,142
Cost and estimated earnings in excess of billings on uncompleted contracts	809,548	663,191
Total current assets	5,199,829	3,851,614
Property and equipment, net	2,160,818	2,145,388
Goodwill	1,446,855	1,446,855
Other assets	29,505	25,084
TOTAL ASSETS	$8,837,007	$7,468,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,260,709	$601,555
Accrued payroll	123,356	78,169
Billings in excess of costs and estimated earnings on uncompleted contracts	518,612	38,737
Current portion long-term debt	472,372	418,912
Total current liabilities	2,375,049	1,137,373
Long-term debt, net of current portion	4,731,468	3,517,668
Total long-term liabilities	4,731,468	3,517,668
Stockholders' equity
Common stock, authorized $0.001 par value, 75,000,000 shares, at December 31, 2013; $1 par value, 160 shares, at December 31, 2012 and 2011
Issued: 46,525,000 shares, at December 31, 2013; 160 shares, at December 31, 2012 and 2011	46,525	160
Treasury stock, 80 shares, at cost	(129,356)	(129,356)
Additional paid in capital	1,084,058	1,130,424
Retained earnings	722,263	1,812,672
Total stockholders' equity	1,730,490	2,813,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,837,007	$7,468,941

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Treasury Stock Shares	Amount	Additional paid in capital	Accumulated surplus	Total
Balance at December 31, 2010	160	$160	80	$(129,356)	$1,130,424	$3,786,635	$4,787,863
Distributions	-	-	-	-	-	(1,276,139)	(1,276,139)
Net income for the year ended December 31, 2011	-	-	-	-	-	49,971	49,971
Balance at December 31, 2011	160	160	80	(129,356)	1,130,424	2,560,467	3,561,695
Distributions	-	-	-	-	-	(1,136,877)	(1,136,877)
Net income for the year ended December 31, 2012	-	-	-	-	-	389,083	389,083
Balance at December 31, 2012	160	160	80	(129,356)	1,130,424	1,812,673	2,813,901
Distributions	-	-	-	-	-	(929,663)	(929,663)
Adjustments to common stock and additional paid-in capital	39,524,840	39,365	-	-	(39,365)	-	-
Issuance of common stock for employment and services	7,000,000	7,000	-	-		-	7,000
Net income/ (loss) for the year ended December 31, 2013	-	-	-	-	-	(160,746)	(160,746)
Balance at December 31, 2013	46,525,000	$46,525	80	$(129,356)	$1,091,058	$722,264	$1,730,492

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2013	2012

Cash flows from operating activities
Net income (loss) from continuing operations	$(160,746)	$389,083
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	623,726	645,582
(Gain)Loss on Asset Disposal	(27,000)	(498,660)
(Increase) decrease in contracts receivable	(1,072,251)	1,386,572
(Increase) decrease in inventory	(18,848)	76,524
(Increase) decrease in other assets	2,738	(22,341)
(Increase) decrease in estimated earnings in excess of billings	(146,357)	(437,931)
Increase (decrease) in accounts payable and accrued expenses	704,341	(59,923)
Increase (decrease) in billings in excess of costs and estimated earnings	479,875	(606,866)
Net cash provided/ (used) in operating activities	385,478	872,040
Cash flows from investing activities
Purchase property and equipment	(639,156)	(997,161)
Proceeds from disposal of equipment	27,000	1,274,185
Net cash provided(used) by investing activities	(612,156)	277,024
Cash flows from financing activities
Payments on notes payable	(534,967)	(2,122,274)
Net proceeds from borrowings	1,802,225	1,213,386
Adjustments to common stock and additional paid-in capital	7,000	-
Distributions	(929,663)	(1,136,877)
Net cash provided(used) by financing activities	344,595	(2,045,765)
Net increase(decrease) in cash	117,917	(896,701)
Cash, beginning of period	132,442	1,029,143
Cash, end of period	$250,359	$132,442

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Company Background

CES Synergies, Inc. (the “Company”) is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc., (“CES”) which   was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2014, and CES is deemed the accounting acquirer under accounting rules. See Note 14.

The Company is an asbestos and lead abatement contracting firm specializing in the removal of asbestos and lead from buildings and other structures, and demolition of structures.  The Company’s services include removal of asbestos and lead, construction, installation, and repair of ceilings and insulation systems and demolition. Most jobs are located within the state of Florida, but the Company accepts and perform jobs throughout the southeastern United States.

Note 2 - Summary of Significant Accounting Policies

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices consistently applied, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. These include the accounts of Cross Environmental Services, Inc. and its wholly owned subsidiaries, Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. All significant intercompany account balances, transactions, profits and losses have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Revenue and Cost Recognition

The Company follows ASC 605-35 "Revenue Recognition: Construction type contracts" and recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.  Selling, general, and administrative costs are charged to expenses as incurred.  Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Contract retentions are included in contract receivables.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to be all highly liquid deposits with maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

Concentrations of Credit Risk

The company maintains cash balances at Florida Traditions Bank located in Central Florida.  The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2013, the Company’s uninsured cash balances for those accounts was $0.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Contract Receivables

Contracts receivable are recorded when invoices are issued and presented in the balance sheet net of the allowance for doubtful accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical average percentage of bad debts in relation to its revenue.

Inventory, Net

Inventories consist primarily of job materials and supplies and are priced at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as operating expenses.

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Equipment	3-10 years

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2013, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at dates of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2013, and 2012.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of December 31, 2013 and December 31, 2012.

Income Taxes

For the period January 1 through October 31, 2013 CES elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the company's taxable income.  As of November 1, 2013 (see note 14) the Company terminated this election. Due to the status of the Company for the first part of the year and the loss incurred in last two months of the year, no provision or liability for Federal income taxes is included on these financial statements.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2013, and 2012 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of common stock of the Company at December 31, 2013 was 75,000,000 with a nominal par value of $0.001.  At December 31, 2012, the authorized number of common stock of CES was 500 shares with a nominal par value per share of $1.00. Authorized shares that have been issued and fully paid amounted to 46,525,000 at December 31, 2013, compared to 160 common shares at December 31, 2012. The Company is currently holding 80 shares of common stock in treasury at its acquisition cost.

Effective March 10, 2014, the Company filed a certificate of amendment to its articles of incorporation to increase the Company’s authorized shares of common stock from 75,000,000 to 250,000,000.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company’s comprehensive income was equal to net income for the years ended December 31, 2013, and 2012.

Note 3 – Recent Accounting Pronouncements

No. 2012-02, July 2012, Intangibles—Goodwill and Other (Topic 350):  In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

No. 2012-06, October 2012, Business Combinations (Topic 805): When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).

No. 2013-01, January 2013, Balance Sheet(Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

Note 4 - Contracts Receivable

Contracts Receivable consist of at:
	December 31, 2013	December 31, 2012
Billed
Completed Contracts	$2,419,534	$1,853,640
Contracts in Progress	936,929	231,141
Retained	810,246	969,677
Allowance for Bad Debts	(201,000)	(161,000)
Total	$3,965,709	$2,893,458

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	December 31, 2013	December 31, 2012

Machinery and Equipment	$3,569,815	$4,786,403
Office furniture and Equipment	91,676	82,467
Transportation and Earth moving Equipment	8,548,243	6,813,944
Leasehold Improvements	24,000	24,000
Property, Plant and Equipment Gross	12,233,734	11,706,814
Less: Accumulated Depreciation	(10,072,916)	(9,561,426)
Property, Plant and Equipment Net	$2,160,818	$2,145,388

Depreciation expense for 2013 and 2012 was $623,726 and $645,582, respectively.

NOTE 6 - Costs and Estimated Earnings on Contracts

For the year ended December 31, 2013:
	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$12,444,308	$9,591,360	$2,852,948
Revenue on uncompleted contracts	3,035,335	2,227,000	808,335
Total for 2013	$15,479,643	$11,818,360	$3,661,283

		as of December 31, 2013:
Costs incurred on uncompleted contracts		$2,969,074
Estimated earnings on uncompleted contracts		1,319,248
Revenues earned on uncompleted contracts		4,288,322
Billings to date		3,997,387
Total Net Amount		$290,935

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts		$809,548

Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts		(518,613)

Total Net Amount		$290,935

For the year ended December 31, 2012:
	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$13,136,667	$10,557,511	$2,579,156
Revenue on uncompleted contracts	3,132,678	2,092,189	1,040,489
Total for 2012	$16,269,345	$12,649,700	$3,619,645

		as of December 31, 2012:
Costs incurred on uncompleted contracts		$2,520,224
Estimated earnings on uncompleted contracts		1,200,410
Revenues earned on uncompleted contracts		3,720,634
Billings to date		3,096,180
Total Net Amount		$624,454

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts		$663,191

Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts		(38,737)

Total Net Amount		$624,454

NOTE 7 – Long-Term Debt

Long-term debt consists of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Demand loan from shareholder,
Clyde Biston, Annual interest 4.8%.	$118,130	$243,013
Line of credit, Florida Traditions Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate was 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures December 20, 2016.	3,983,486	2,783,486
Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	1,102,224	910,081
Total	5,203,840	3,936,580
Less: Current portion	(472,372)	(418,912)
Long-Term debt, less current portion	$4,731,468	$3,517,668

NOTE 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2014	$472,372
2015	302,974
2016	4,218,688
2017	199,620
2018+	10,186
$5,203,840

Contingencies

None.

Note 9 - Earnings per Share

	12/31/2013	12/31/2012

Net Income	$(160,746)	$459,729
Weighted-average common shares outstanding
Basic:	7,775,544	160

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	7,775,544	160
Earnings/ (loss) per common shares outstanding
Basic and Diluted	$(0.02)	$2,873.31

Note 10 - Operating Lease Agreements

In the past, the Company rented certain equipment /office space under month to month operating lease agreements.  Lease expenses incurred in 2013 and 2012 under such agreements were $86,424 and $90,787, respectively.

Note 11 - Related Party Transactions

For the purposes of these financial statements, parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. Our CEO owns a majority of our common shares, meaning he can exert significant influence over corporate decisions and strategy. Related party transactions for the period include the following:

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company.  Beginning in June, 1995, the Company has been allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred in 2013 under the lease agreement were $45,000.

Distribution of Land

In 2012, the corporation split off a piece of unimproved land through a tax-free reorganization. This was treated as a distribution to shareholder for the GAAP basis financial statements. The distribution was made at the recorded value of the land, which management believes approximates fair value.  The note payable associated with this land was also transferred to the shareholder.

Note 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the company for 2013 and 2012 are $0 and $0, respectively.

Note 13 – Uncertain Tax Positions

Management of the Company considers the likelihood of changes by tax authorities in its filed income tax returns and recognizes a liability for or discloses potential significant changes that management believes are more likely than not to occur upon examination by tax authorities.  Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements.  The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Note 14 – Reverse Acquisition

On November 1, 2013 Cross Environmental Services, Inc. (CES) entered into an Agreement and Plan of Merger (the Merger Agreement), with CES Acquisitions, Inc.  (Subsidiary), and  CES Synergies, Inc. (the Merger), a shell company that traded on the OTC bulletin board.  Pursuant to the Merger Agreement, the subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the Merger), and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES (the Acquisition Shares), representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement. The share exchange is being accounted for as a recapitalization, and not as a business combination under the scope of FASB ASC Topic 805.  CES is the acquirer for accounting purposes and CES Synergies, Inc. is the acquired company. Accordingly, CES’s sub-S corporate status was terminated at this date.

Note 15 – Subsequent Events

Effective March 10, 2014, the Company filed a certificate of amendment to its articles of incorporation to increase the Company’s authorized shares of common stock from 75,000,000 to 250,000,000.

Note 16 - Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in three operating and reporting segments: remediation, demolition and insulation.

Cross Remediation is one segment of the Company that derives its income from mold remediation and abatement services for a broad range of environments.  Cross Demolition offers full scale commercial demolition and wrecking down to interior and selective demolition and strip down services. Our third segment, Cross Insulation, derives its revenue from re-insulation and insulation of new and remodeling projects.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

	Years ended December 31
	2013	2012
Remediation Segment

Revenue	$7,964,558	$6,049,208
Cost of Revenues	6,052,171	4,389,246
Gross Profit	1,912,387	1,659,962

General & Administrative expense	2,015,969	1,743,305
Other (Income)/Expense	(3,825)	(7,200)

Net Income from Segment	$(99,757)	$(76,143)

	Years ended December 31
	2013	2012
Demolition Segment

Revenue	$6,764,215	$9,447,555
Cost of Revenues	5,217,714	7,812,617
Gross Profit	1,546,501	1,634,938

General & Administrative expense	1,571,123	1,547,356
Other (Income)/Expense	24,762	(337,585)

Net Income from Segment	$(49,384)	$425,167

	Years ended December 31
	2013	2012
Insulation Segment

Revenue	$743,467	$714,954
Cost of Revenues	594,311	543,727
Gross Profit	149,156	171,227

General & Administrative expense	155,404	135,496
Other (Income)/Expense	(1,643)	(4,337)

Net Income from Segment	$(4,605)	$40,068

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

 PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Name	Position
Clyde A. Biston	Chief Executive Officer, Chairman
Sharon Rosenbauer	Chief Financial Officer, Treasurer, Vice President, Director
John Tostanoski	President, Director
James Everett	Chief Operating Officer, Secretary, Director
James Smith	Vice President
Jeff Chartier	Director

Clyde A. Biston is the founder and has been chief executive officer of CES since 1988.  Mr. Biston has over 40 years’ experience in the general construction and asbestos abatement industry. Prior to entering the abatement profession, he operated a building contractor business. In the nine years prior to the formation of CES, Mr. Biston personally supervised the removal of more than 2 million square feet of asbestos containing materials on projects in Florida and Georgia, as well as many large-scale demolition and remediation projects. Mr. Biston’s experience as founder of CES qualifies him to serve on the Company’s board of directors.

Sharon Rosenbauer has been with CES since 1992. She started at CES as its sole bookkeeper, and has been CES’s Vice President/Treasurer since 2009. Prior to joining CES, Ms. Rosenbauer worked as an auditor for both the Hilton and Holiday Inn Corporations. Ms. Rosenbauer was also employed as the Price Administrator and Contract Negotiator with her primary focus in cost-accounting. Ms. Rosenbaeur’s experience at CES qualifies her to serve on the Company’s board of directors.

John Tostanoski has been with CES since 2003 and has over forty years of contracting and consulting experience in the environmental industry, including project management, analytical testing, contamination assessment and remediation, asbestos and lead assessment and remediation, indoor air quality, expert testimony and regulatory intervention. His responsibilities have included all aspects of administrative, financial, marketing, personnel, and quality oversight. Mr. Tostanoski has also served as a principal environmental consultant to several Fortune 500 companies, developing baseline and compliance monitoring programs, establishing hazardous waste management plans, indoor air quality surveys and monitoring, large scale asbestos surveys and abatements, industrial waste permitting and pretreatment design. Mr. Tostanoski received his BS in Environmental Sciences from Florida International University. Mr. Tostanoski’s contracting and consulting experience qualify him to serve on the Company’s board of directors.

James Everett has been with CES since 2003, has worked in the construction industry since 1982 and has a diverse background in infrastructure improvement and industrial construction.  Over the past fifteen years, Mr. Everett has managed projects in seventeen states including many design-built projects. These projects have ranged from infrastructure improvements for NASA, USACOE, The Department of Navy, The Department of Army, The Bureau of Indian Affairs, and The Bureau of Prisons, as well as numerous state, county and municipal work. In addition to infrastructure improvement projects, Mr. Everett was the project engineer for multiple large earthmoving projects. These projects include several thousand acres of post-mining land reclamation where earthmoving quantities exceeded 10 million cubic yards. Prior to joining CES, from 2000 to 2003, Mr. Everett was the Vice President for Madrid Engineering Group, Construction Services Division. Mr. Everett received his BS in Building Construction and Engineering Management from the University of West Florida. Mr. Everett’s infrastructure improvement and industrial construction knowledge and experience qualify him to serve on the Company’s board of directors.

James Smith has been with CES since 1995 and has over 20 years of experience in the supervision of asbestos abatement projects throughout the United States and over 15 years of experience in commercial general construction. Mr. Smith has experience as an operations manager, supervisor, and estimator of construction, abatement, remediation, and selective demolition projects throughout the United States and abroad.

Jeff Chartier has over 30 years of experience in the financial industry. His Wall Street career began in 1981 as a floor runner at Prudential-Bache Securities on the commodities exchange. By 1996 he was Vice President at Morgan Stanley and won the Morgan Stanley Dean Witter National Sales Directors Award along with numerous other awards for sales and customer service excellence.  In 2002 Mr. Chartier started his own firm, Chartier Financial, offering full service retail brokerage products to his clients.  Mr. Chartier then resigned from the industry as a broker in 2009 to become President of Green EnviroTech Holdings Corp.  Since resigning from Green EnviroTech Holdings Corp. in February 2011, Mr. Chartier has formed a consulting firm to assist and consult with private companies looking to enter the public marketplace. Mr. Chartier’s financial and business executive knowledge and experience qualify him to serve on the Company’s board of directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. These roles are currently combined, with Mr. Biston serving as Chief Executive Officer and Chairman.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1. any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4. being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6. being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on the Company’s website (www.cessynergies.com).

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to the Company’s chief executive officer. No other officer of the Company received compensation in excess of $100,000 for  the  Company’s last two completed fiscal years.

Change in Pension
Value &
						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation*	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Clyde A. Biston*	2013	$136,227	-	-	-	-	-	$929,663	$1,065,890

Chief Executive Officer, Chairman	2012	$104,000	-					$1,136,887	$1,240,887

No other executive received more than $100,000 in annual compensation in 2012 or 2013.

*
Prior to November 1, 2013 CES was operated as a sub S Corporation.  Clyde A. Biston was the sole shareholder, and was compensated mostly in the form of distributions made from the Company’s net profit, and for which Mr. Biston personally paid income taxes.  Effective November 1, 2013, Mr. Biston’s annual salary was changed to $350,000.  As a C Corporation, the Company will no longer make distributions to Mr. Biston as previously done under the under the S corporation structure.

Employment Agreements

The Company is party to employment agreements, dated March 7, 2014, with James Everett (the Company’s Chief Operating Officer), Sharon Rosenbauer (the Company’s Chief Financial Officer and Treasurer), James Smith (the Company’s Vice President) and James Tostanoski (the Company’s President). The agreements provide for the executives to continue to receive salary at the rate received upon execution of the agreements, subject to the Board of Directors’ periodic review and adjustment. The agreements have initial five-year terms, and renew automatically for successive one-year terms, subject to the right of either party to provide notice of non-renewal at least 3 months prior to the expiration of any initial or renewal term. If the agreements are terminated by the Company without Cause or by the executive without Good Reason (as defined in the agreements), the executive will be entitled to a severance payment of three months’ salary.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of December 31, 2013.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2013.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 20, 2014 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Named executive officers and directors:	Number of Shares beneficially owned	Percentage of class beneficially owned*
Clyde A. Biston	31,850,000	68.4%
John Tostanoski	1,925,000	4.1%
James Everett	1,925,000	4.1%
Sharon Rosenbauer	1,925,000	4.1%
James Smith	1,925,000	4.1%
Jeff Chartier (1)	2,275,000	4.9%
All directors and executive officers as a group (6 persons)	41,825,000	89.9%
_____________________
*           The percentage of class beneficially owned is based on 46,549,000 shares of common stock issued and outstanding as of March 20, 2014.

(1) Represents shares held by Strategic Capital Markets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We operate out of facilities owned by Clyde A. Biston, our chief executive officer. Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual rent of $180,000.  Rental expense incurred in 2013 under this lease agreement was $30,000.   The Company also pays the property taxes for use of the facilities.

In September 2012, CES transferred 2,200 acres of land in Madison and Jefferson Counties, Florida to Clyde A. Biston. The transfer was treated as a distribution to a shareholder in CES’s financial statements. CES also transferred to Mr. Biston the note payable associated with this land.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by John Scrudato CPA (“Scrudato”), our registered independent public accounting firm for the year ended December 31, 2013:

Description of services
Audit fees	$28,800
Audit related fees	$-
Tax fees	$-
All other fees	$-

Audit fees.    Audit fees represent fees for professional services performed by Scrudato for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Scrudato that are reasonably related to the performance of the audit or review of our financial statements. Scrudato did not perform any audit-related services in 2013.

Tax Fees. Scrudato did not perform any tax compliance services in 2013.

All other fees.    Scruadato did not receive any other audit fees for 2013.

The aggregate fees billed to GLC for GLC’s fiscal years ended March 31, 2013 and 2012, by Ronald R. Chadwick, P.C., GLC’s registered independent public accounting firm, were as follows:

	Fiscal Year Ended
	March 31, 2013	March 31, 2012

Audit fees	$4,750	$3,250
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	Nil	Nil

ITEM 15. EXHIBITS
Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated November 1, 2013, among the Company, CES Acquisitions, Inc. and Cross Environmental Services, Inc. (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.2	Articles of Merger (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.3	By-laws (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.4	Amendment to By-laws (filed as exhibit to 8-K filed on September 16, 2013 and incorporated herein by reference)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed on March 13, 2014)
3.6	Certificate of Correction (incorporated by reference to 8-K filed on March 13, 2014)
10.1	Promissory Note (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.2	Executive Employment Agreement, dated March 7, 2014, between the Company and James Everett
10.3	Executive Employment Agreement, dated March 7, 2014, between the Company and Sharon Rosenbauer
10.4	Executive Employment Agreement, dated March 7, 2014, between the Company and James Smith
10.5	Executive Employment Agreement, dated March 7, 2014, between the Company and John Tostanoski
14	Code of Ethics
16	Letter from Ronald R. Chadwick, P.C. (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
21
Subsidiaries of the Company: Cross Environmental Services, Inc., Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. (Florida corporations).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CES SYNERGIES, INC.

Dated: March 28, 2014	By:	/s/ Clyde A. Biston
Name: Clyde A. Biston
Title: Chief Executive Officer (principal executive officer)

Dated: March 28, 2014	By:	/s/ Sharon Rosenbauer
Name: Sharon Rosenbauer
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s Clyde A. Biston	Chief Executive Officer, Chairman	March 28, 2014
Clyde A. Biston	(principal executive officer)

/s/ Sharon Rosenbauer	Chief Financial Officer, Director	March 28, 2014
Sharon Rosenbauer	(principal financial and accounting officer)

/s/ John Tostanoski	President, Director	March 28, 2014
John Tostanoski

/s/ James Everett	Chief Operating Officer, Director	March 28, 2014
James Everett

/s/ Jeff Chartier	Director	March 28, 2014
Jeff Chartier