Form 10-Q
period 2014-03-31
CES Synergies, Inc.
filed 2014-05-16
CIK 1556508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-55159

CES Synergies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	460839941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39646 Fig Street P.O. Box 1299 Crystal Springs, FL	33524
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:  813-783-1688

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2014
Common Stock, $0.001 par value	46,624,000

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$72,682	$250,359
Advances to employees	15,069	20,223
Contracts receivable (net of allow. for bad debt)	3,294,390	3,965,709
Inventory	168,378	153,990
Cost and estimated earnings in excess of billings on uncompleted contracts	946,282	809,548
Total current assets	4,496,801	5,199,829
Property and equipment, net	2,101,568	2,160,818
Goodwill	1,446,855	1,446,855
Other assets	7,855	29,505
TOTAL ASSETS	$8,053,079	$8,837,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,329,890	$1,260,709
Accrued payroll	116,083	123,356
Billings in excess of costs and estimated earnings on uncompleted contracts	415,424	518,612
Current portion long-term debt	472,372	472,372
Total current liabilities	2,333,769	2,375,049
Long-term debt, net of current portion	4,531,675	4,731,468
Total long-term liabilities	4,531,675	4,731,468
Stockholders' equity
Common stock, authorized $0.001 par value, 250,000,000 shares, at March 31, 2014, 75,000,000 shares at December 31, 2013
Issued: 46,549,000 shares, at March 31, 2014; 46,525,000 shares, at December 31, 2013	46,549	46,525
Additional paid in capital	994,079	954,702
Retained earnings	147,007	722,263
Total stockholders' equity	1,187,635	1,730,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,053,079	$8,837,007

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarters ended March 31,
	2014	2013
Revenues	$3,812,585	$3,399,967
Cost of sales	3,160,075	2,503,516
Gross profit	652,510	896,451
General & administrative expenses	1,175,644	794,771
Net operating profit/(loss)	(523,134)	101,680
Other income/ (expenses), net	(52,122)	(35,232)

Net profit/(loss)	$(575,256)	$66,448
Earnings per share
Basic and diluted	$(0.01)	$415.29

Shares used in computing earnings per share
Basic and diluted	46,549,000	160
Cash distributions declared per common share	$-	$0.01

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net Income (Loss)	$(575,256)	$66,447
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	138,328	144,955
Decrease (Increase) in:
Contracts Receivable	671,319	(147,832)
Accounts payable and accrued liabilities	61,908	48,804
Inventories	(14,388)	20,723
Cost & Estimated Earnings in Excess of Billings on Uncompleted Contracts	(136,734)	(9,106)
Billings in Excess of Costs and Estimated Earnings	(103,188)	103,696
Other Assets	26,803	17,688
Net Cash Provided by (Used in) Operating Activities	$68,792	$245,375

Investing Activities:
Purchases of property and equipment	(79,079)	(9,931)
Net Cash (Used in) Investing Activities	(79,079)	(9,931)

Financing Activities:
Proceeds from issuance of common stock	32,400	-
New borrowings	-	200,000
Repayment of debt	(199,790)	(112,307)
Distributions	-	(273,988)
Net Cash Provided by Financing Activities	(167,390)	(186,295)

Net Increase (Decrease) in Cash	(177,677)	49,149
Cash - Beginning of Period	250,359	132,442
Cash - End of Period	$72,682	$181,591

Non Cash Financing and Investing Activities:
Interest paid	$50,561	$36,237
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

CES SYNERGIES, INC.
MARCH 31, 2014
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Company Background

CES Synergies, Inc. (the Company) is a Nevada corporation formed on April 26, 2010.  The Company is the parent company of Cross Environmental Services, Inc., (“CES”) which   was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules. See Note 14.  The Company is an asbestos and lead abatement contracting firm specializing in the removal of asbestos and lead from buildings and other structures, and demolition of structures.  The Company’s services include removal of asbestos and lead, construction, installation, and repair of ceilings and insulation systems and demolition. Most jobs are located within the state of Florida, but the Company accepts and performs jobs throughout the southeastern United States.

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash and cash equivalents to be all highly liquid deposits with maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

Concentrations of Credit Risk

The Company maintains cash balances at Florida Traditions Bank located in Central Florida.  The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2014, the Company’s uninsured cash balances for those accounts were $0.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at dates of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the three months ended March 31, 2014, and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of March 31, 2014 and March 31, 2013.

Income Taxes

For the period January 1 through October 31, 2013 CES elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the company's taxable income.  As of November 1, 2013 (see note 14) the Company terminated this election. Due to the status of CES for the first part of 2013 and the loss incurred in the last two months of the year and the three months ended March 31, 2014, no provision or liability for Federal income taxes is included on these financial statements.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended March 31, 2014, and 2013 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of common stock of CES Synergies, Inc. at December 31, 2013 was 75,000,000 shares with a nominal par value per share of $.001. Authorized shares that have been issued and fully paid amounted to 46,549,000 at March 31, 2014 compared to 160 common shares at March 31, 2013. Effective March 10, 2014, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada to increase the Company’s authorized shares of common stock from 75,000,000 to 250,000,000.

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner  sources.  The Company’s comprehensive income was equal to net income for the periods ended March 31, 2014, and 2013.

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

No. 2013-01, January 2013, Balance Sheet (Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

Note 4 - Contracts Receivable

Contracts receivable consist of the following at:

	March 31, 2014	December 31, 2013

Billed Completed Contracts	$1,877,183	2,419,534
Contracts in Progress	812,355	936,929
Retained	805,852	810,246
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$3,294,390	$3,965,709

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at:

	March 31, 2014	December 31, 2013

Machinery and Equipment	$3,569,815	$3,569,815
Office furniture and Equipment	169,255	91,676
Transportation and Earth moving Equipment	8,548,243	8,548,243
Leasehold Improvements	25,500	24,000
Property, Plant and Equipment Gross	12,312,813	12,233,734
Less: Accumulated Depreciation	(10,211,245)	(10,072,916)
Property, Plant and Equipment Net	$2,101,568	$2,160,818

Depreciation expense for the three months ended March 31, 2014 and 2013 was $138,328 and $144,955, respectively.

NOTE 6 - Costs and Estimated Earnings on Contracts

For the three months ended March 31, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,286,192	$1,733,149	$553,043
Revenue on uncompleted contracts	1,526,393	1,426,926	99,467
Total for 3 months ended March 31, 2014	$3,812,585	$3,160,075	$652,510

		as of 3/31/2014:
Costs incurred on uncompleted contracts		$3,680,115
Estimated earnings on uncompleted contracts		1,033,437
Revenues earned on uncompleted contracts		4,713,552
Billings to date		4,182,694
Total Net Amount		$530,858

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts		$946,282
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts		(415,424)

Total Net Amount		$530,858

For the three months ended March 31, 2013:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,328,772	$1,646,740	$682,032
Revenue on uncompleted contracts	1,071,195	856,776	214,419
Total for 3 months ended March 31, 2013	$3,399,967	$2,503,516	$896,451

		as of 3/31/13:
Costs incurred on uncompleted contracts		$2,688,009
Estimated earnings on uncompleted contracts		1,253,857
Revenues earned on uncompleted contracts		3,941,866
Billings to date		3,412,001
Total Net Amount		$529,865

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts		$672,298
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts		(142,433)

Total Net Amount		$529,865

NOTE 7 – Long-Term Debt

Long-term debt consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Demand loan from shareholder, Clyde Biston, Annual interest 4.8%.	$39,523	$118,130

Line of credit, Florida Traditions Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate was 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures December 20, 2016.	3,983,486	3,983,486

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	981,038	1,102,224
Total	5,004,047	5,203,840
Less: Current portion	(472,372)	(472,372)
Long-Term debt, less current portion	$4,531,675	$4,731,468

NOTE 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,

2014	$472,372
2015	302,974
2016	4,018,895
2017	199,620
2018+	10,186
$5,004,047

Contingencies

None.

Note 9 - Earnings per Share

	For the three months ended
	March 31, 2014	March 31, 2013

Net Income	$(575,255)	$66,448
Weighted-average common shares outstanding basic:	46,549,000	160

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,549,000	160

Earnings/(loss) per shares outstanding
Basic and Diluted	$(0.01)	$415.29

NOTE 10 - Operating Lease Agreements

In the past, the Company rented certain equipment /office space under month to month operating lease agreements.  Lease expenses incurred as of March 31, 2014 and 2013 under such agreements were $94,312 and $21,390, respectively.

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. Our President and CEO owns a majority of our outstanding shares of common stock, meaning he can exert significant influence over corporate decisions and strategy. Related party transactions for the period include the following:

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company.  Beginning in June, 1995, the Company has been allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the three months ended March 31, 2014 under the lease agreement were $72,151.

NOTE 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the company for the three months ended March 31, 2014 and 2013 are $0 and $0, respectively.

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

NOTE 14 – Reverse Acquisition

On November 1, 2013 Cross Environmental Services, Inc. (CES) entered into an Agreement and Plan of Merger (the Merger Agreement), with CES Acquisitions, Inc.  (Subsidiary), and  CES Synergies, Inc. (the Merger).  Pursuant to the Merger Agreement, the subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the Merger), and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES (the Acquisition Shares), representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement. The share exchange is being accounted for as a recapitalization, and not as a business combination under the scope of FASB ASC Topic 805.  CES is the acquirer for accounting purposes and CES Synergies, Inc. is the acquired company. Accordingly, CES’s sub-S corporate status was terminated at this date.

NOTE 15 – Subsequent Events

Management has evaluated subsequent events through May 12, 2014, the date on which the financial statements were available to be issued.

On April 25, 2014, CES, a wholly-owned subsidiary of the Company, issued an adjustable rate note in the principal amount of $2,800,000 (the “Note”) to Clyde A. Biston, the Company’s chief executive officer. The Note bears interest at an initial rate of 6.15% per year, subject to adjustment on May 25, 2019 and every 60 days thereafter to a rate equal to 4.5% plus the five-year Swap Rate. Interest and principal on the Note will be due in 180 monthly installments commencing May 25, 2014 with the final payment due on or before April 25, 2029.

On April 3, 2014, the Company issued 75,000 shares of common stock to an accredited investor for a purchase price of $150,000.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

	For the three months ended
	March 31, 2014	March 31, 2013
Remediation Segment
Revenue	$908,241	$1,139,686
Cost of Revenues	765,445	864,741
Gross Profit	142,796	274,945

General & Administrative expense	316,930	300,250
Other (Income)/Expense	3,470	156

Net Income from Segment	$(177,604)	$(25,461)

	For the three months ended
	March 31, 2014	March 31, 2013
Demolition Segment

Revenue	$2,758,692	$2,077,166
Cost of Revenues	2,255,746	1,504,933
Gross Profit	502,946	572,233

General & Administrative expense	196,907	200,308
Other (Income)/Expense	7,229	3,547

Net Income from Segment	$298,810	$368,378

	For the three months ended
	March 31, 2014	March 31, 2013
Insulation Segment

Revenue	$150,843	$180,606
Cost of Revenues	129,375	140,322
Gross Profit	21,468	40,284

General & Administrative expense	20,869	17,291
Other (Income)/Expense	(660)	(162)

Net Income from Segment	$1,259	$23,155

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014 (the “2013 Form 10-K”)  under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2013 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December  and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”  “we”, “us” or “our” as used herein refers collectively to CES Synergies, Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview and Highlights

CES Synergies, Inc. is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc., (“CES”) which   was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules.

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

Tracking of job costs to manage financial risk is paramount at the Company.  Through a company-developed cost accounting system, jobs are tracked not only by phase (i.e. type of work) but also according to fifteen separate job cost codes that the Company has identified as essential for effective project management.  These cost codes are mapped to our bidding system, thereby allowing us to track the financial performance of all contract phases and to ensure that potential cost overruns can be identified and mitigated.

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

For the quarter ended March 31, 2014, Hunt Construction, the general contractor for the Company’s  Southeastern University project, accounted for 11%  of revenues.  For quarter ended March 31, 2013, the Florida Department of Transportation and the Louisiana Land Trust both accounted for 10% or more of revenue.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part I, Item I of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at March 31, 2014 and March 31, 2013 is required.

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

Prior to November 1, 2013 CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Since November 1, 2013, the Company is responsible for paying corporate income tax.  The Company did not make a profit in the quarter ended March 31, 2014, and therefore, no provision or liability for Federal income taxes is included on these financial statements.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the quarters ending March 31, 2014 and 2013 were $0.8 and $4.8, respectively.   Historically, the Company has not relied on advertising and marketing to generate business.  In the fourth quarter of 2013, the Company hired a marketing/sales manager to expand its marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Net sales grew 12.1% or $413 during the quarter ended March 31, 2014 compared to March 31, 2013. Revenues in the Demolition segment increased by $682 or 33%.  The Remediation and Insulation segments both experienced decreased net sales in the quarter ($231 and $30 respectively).  The increase in Demolition, the largest Company segment, was primarily attributable to revenues from the Company’s contract for Southeastern University in Lakeland, FL. Remediation division sales typically fluctuate from year to year.    The decline in the Insulation segment was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management believes that the Company can continue to grow revenues by expanding into new geographic areas in the south and eastern USA. During the quarter ended March 31, 2014, the Company hired three new sales staff to support its growth plans.  Those persons are located in Florida and Louisiana.

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended March 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net Sales by Operating Segment:
Remediation	$908	-23%	$1,140
Demolition	2,759	25%	2,077
Insulation	151	-16%	181

Total net sales	$3,8 18	7%	$3,398

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

The following table presents Remediation net sales information for the quarters ended March 31, 2014 and 2013 (dollars in thousands):

	2014	Change	2013
Net sales	$908	$231	$1,140
Percentage of total net sales	24%		34%

The decrease in the Remediation segment net sales during the quarter ended March 31, 2014 was caused by typical business fluctuations.  Volatility in revenues arises because contracts are of a short duration (typically a month or less).  Remediation is usually the first activity performed in a contract and therefore the first part to be completed.  In larger projects it is not unusual to perform work in stages over the course of several months.  The average size and number of projects in the segment in the first quarter of 2013 were greater than in the corresponding quarter of 2014.  The Company has no control over the amount of work available to bid from year to year.  It is the nature of the Remediation business to have these highs and lows.

Demolition

Demolition services comprise partial, phased and complete demolition of commercial, retail, private, governmental, industrial, military, public and private schools.  Demolition activities include, building separations, concrete breaking and saw-cutting, using the Company’s own man-lifts, bobcats, roll-off containers and roll-off trucks for hauling and disposal of construction debris. The Company focuses on asbestos, mold and lead remediation, and interior demolition. The Company also provides full-scale commercial demolition and wrecking, as well as underground and above ground storage tank removal, and full-scale site clearing including underground pipe removal and installation.

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

The following table presents Demolition net sales information for the quarters ended March 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$2,759	$682	$2,077
Percentage of total net sales	72%		61%

The increase in net sales for the Demolition segment during the quarter ended March 31, 2014 was caused by the additional revenue from two major contracts: the Southeastern University project, and a contract with the City of Mulberry in Florida for improvements to its water system. First quarter 2014 revenue from these two projects was $619.

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

The following table presents Insulation net sales information for the quarters ended March 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$151	$30	$181
Percentage of total net sales	4%		5%

The decrease in the Insulation segment net sales between the quarters ended March 31, 2014 and 2013 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended March 31, 2014 and 2013 are as follows (in thousands, except gross margin percentages):

	2014	2013
Net sales	$3,813	$3,400
Cost of sales	3,160	2,504

Gross margin	$653	$896

Gross margin percentage	17%	26%

The gross margin percentage in the quarter ended March 31, 2014 was 17% compared to 26% in the quarter ended March 31, 2013. The deterioration in year-over-year gross margins was caused by increased use of subcontractors, higher job site and other indirect costs, increases in dump fees and fuel costs.

The Company anticipates that gross margin during the balance of 2014 will be between 23% and 26%.  In general, gross margins and margins on services will remain under downward pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition.  In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products.  To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur.  The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended March 31, 2014 and 2013 are as follows (in thousands, except for percentages):

	2014	Change	2013
General and administrative	$1,176	$381	$795
Percentage of total net sales	30%		23%

General and Administrative (“G&A”) Expense

The growth in G&A during the quarter ended March 31, 2014 was caused by a number of factors, including increases in compensation costs (increased by $167), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs FL, a building in Zephyrhills FL and an office in Miami FL (increased by $73), and professional fees associated and stock compensation costs (increased by $101).

Compensation cost increases occurred as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states  (increased by $67), and an increase in officers’ salaries ($62; since the Company restructured itself as a public company, the CEO no longer receives compensation through regular dividends).

Rent expenses increased as the Company paid rent on its headquarter building in Crystal Springs FL, which is owned by the CEO.  Prior to becoming a public company, the Company received use of the building a no cost from the CEO.  The Company also leased new premises in Zephyrhills FL in anticipation of needing more space for its plans to expand its marketing and bidding activities.

Other Income and Expense

Other income and expense for the quarters ended March 31, 2014 and 2013 are as follows (in thousands, except percentages):

	2014	Change	2013
Other Income(Expenses)	$(2)	$3	$1
Interest expense	(50)	14	(36)
Total other income/(expense), net	$(52)	17	$(35)

The year-over-year decrease in other income and expense during the quarter ended March 31, 2014 was due primarily to the higher interest expense resulting from the Company’s higher debt balance.

Provision for Income Taxes

Prior to November 1 2013, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, during and prior to 2013, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders were liable for individual federal income taxes on their respective shares of the Company's taxable income.  Therefore, no provision or liability for Federal income taxes was included in 2013 financial reports.

Provision for income taxes and effective tax rates for the quarters ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rates for the quarter ended March 31, 2014 was nil because of the loss incurred by the Company in the quarter.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.  The Company will seek, however, to raise up to $5,000 in additional capital in 2014 to support its expansion plans.

The Company’s cash, cash equivalents and marketable securities were generally held in held in bank accounts.

The following table presents selected financial information and statistics as of March 31, 2014 and December 31, 2013 (in $ thousands):

	March 31, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$73	$250
Property, plant and equipment, net	$2,102	$2,161
Long-term debt	$4,532	$4,731
Working capital	$2,163	$2,825

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first quarter of 2014 and 2013 (in $ thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash generated by operating activities	$69	$245
Cash used in investing activities	$(79)	$(10)
Cash used in financing activities	$(167)	$(186)

During the quarter ended March 31, 2014, the cash generated from operating activities of $69 was a result of $(575) of net loss, non-cash adjustments to net income of $138 and a net change in operating assets and liabilities of $506. Cash used in investing activities of $(79) during the quarter consisted of the purchase of property and equipment.   There were no disposals of equipment in the quarter.  Cash generated in financing activities during the quarter ($32) came from the sale of the Company’s stock.  This was offset by repayment of debt ($200).  No distributions were paid in the quarter.

During the quarter ended March 31, 2013, cash used from operating activities of $245 was a result of $66 of net income, non-cash adjustments to net income of $145 and an increase in net change in operating assets and liabilities of $34. Cash used by investing activities of $10 during 2013 consisted purchases of new equipment.   There were no proceeds from disposals of equipment in 2013.  Cash used in financing activities during 2012 consisted primarily of cash used to repay notes payable ($112) and for distributions to shareholders ($274), partially offset by net proceeds of $200 from the issuance of long-term debt.

Capital Assets

The Company’s capital expenditures were $79 during the quarter ended March 31, 2014, consisting of primarily of purchases of computer and communications equipment. The equipment is being used to improve inter-office communications, thereby reducing travel costs, and to improve contract bidding and marketing capabilities.  The Company plans to raise up to $5,000 in new capital for capital expenditures in 2014, a portion of which will be used to renovate office space in Zephyrhills, and to open another satellite office in the south.

Long-Term Debt

To date the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes and loans from shareholders.  The following debt was outstanding at March 31, 2014:

(i) Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.8%.  At March 31, 2014, $40 was outstanding under the loan.  In the quarter ended March 31, 2014, the company repaid $79 of principal under the loan.

(ii) A line of credit from Florida Traditions Bank, Dade City, FL, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on December 20, 2016.  At March 31, 2014, $3,983 was outstanding under the line.  In the quarter ended March 31, 2014, the Company made no repayments of principal under the line, and borrowed no additional principal.

(iii) Various installment loans payable in payments, with interest rates ranging from 0% to 9.5%, secured by various equipment, and property.  At March 31, 2014, $981 was outstanding under the loans.  In the quarter ended March 31, 2014, the company repaid $121 of principal under the loans.

At March 31, 2014, a total of $5,004 was outstanding under all loans and the line of credit.  $472 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde Biston.  Mr. Biston elected to receive part of his compensation in the form of distributions paid to himself as the sole shareholder.  The distributions made to Mr. Biston are summarized in the following table (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash dividends paid	$-	$274

The Company does not expect to pay any dividends or make any distributions to shareholders in 2014.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 12, 2014, the Company issued 24,000 shares of common stock to a consultant for services.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended for transactions not involving a public offering.

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

CES Synergies, Inc.

Date: May 16, 2014	By:	/s/ Clyde A. Biston
Clyde A. Biston
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2014	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)