Form 10-Q
period 2014-06-30
CES Synergies, Inc.
filed 2014-08-11
CIK 1556508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2014
Common Stock, $0.001 par value	46,686,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CES SYNERGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash	$315,090	$250,359
Advances to Employees	13,087	20,223
Contracts Receivable (net of allow. for Bad Debt)	3,773,269	3,965,709
Inventory	112,870	153,990
Cost and Estimated Earnings in Excess
of Billings on Uncompleted Contracts	696,449	809,548
Total Current Assets	4,910,765	5,199,829

Property and Equipment
Furniture, Fixtures, and Equipment	12,595,677	12,233,734
Less: Accumulated Depreciation	(10,349,583)	(10,072,916)
Net Property & Equipment	2,246,094	2,160,818

Other Assets
Goodwill	1,446,855	1,446,855
Other Assets	7,414	29,505
Total Other Assets	1,454,269	1,476,360
TOTAL ASSETS	$8,611,128	$8,837,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,033,885	$1,260,709
Accrued Payroll/Expenses	24,946	123,356
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	287,617	518,612
Florida Traditions Line of Credit	1,750,300	-
Current Portion Long-term Debt	666,556	472,372
Total Current Liabilities	3,763,304	2,375,049
Long-Term Liabilities
Long-term debt, net of current portion	3,272,285	4,731,468
Total Long-Term Liabilities	3,272,285	4,731,468

Stockholders' Equity
Common Stock, $.001 par value, authorized 250,000,000 shares at June 30, 2014
75,000,000 shares at December 31, 2013
Issued: 46,686,500 shares at June 30, 2014; and 46,525,000 shares at December 31, 2013	46,686	46,525
Treasury Stock, 80 Shares, at Cost	0	(129,356)
Additional Paid in Capital	1,243,692	1,084,058
Retained Earnings	285,161	722,263
Total Stockholders' Equity	1,575,539	1,730,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,611,128	$8,837,007

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$4,680,854	$3,368,519	$8,493,439	$6,768,486
Cost of sales	3,353,800	2,822,936	6,513,875	5,326,452
Gross profit	1,327,054	545,583	1,979,564	1,442,033
General & administrative expenses	1,265,463	907,386	2,441,107	1,702,157
Net operating profit/(loss)	61,591	(361,803)	(461,543)	(260,124)
Other income/ (expenses), net	76,563	(68,246)	24,441	(103,478)

Net profit/(loss)	$138,154	$(430,049)	$(437,102)	$(363,602)
Earnings per share
Basic and diluted	$0.003	$(2,688)	$(0.009)	$(2,273)
Shares used in computing earnings per share
Basic and diluted	46,549,000	160	46,549,000	160
Cash distributions declared per common share	$-	$160,619	$-	$434,607

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Operating Activities
Net Income	$(437,102)	$(363,602)
Adjustments to reconcile net income to cash provided (used) by operating activities
Depreciation Expense	276,667	293,703
(Gain)/Loss on Disposal of Assets
Decrease (Increase) in:
Contracts Receivable	192,440	174,330
Other Assets	29,227	18,380
Inventories	41,120	37,858
Cost & Estimated Earnings in Excess of Billings on Uncompleted Contracts	113,099	(86,349)
Increase (Decrease) in:
Accounts Payable	(226,824)	252,061
Accrued Liabilities	(98,410)	36,036
Billings in Excess of Costs and Estimate Earnings	(230,995)	372,511
Total Adjustments	96,324	1,098,530
Net cash provided (used) by operating activities	$(340,778)	$734,928

Investing Activities:
Purchase of Property and Equipment	(361,943)	(301,982)
Net cash provided (used) by investing activities	(361,943)	(301,982)

Financing Activities:
New Borrowings	5,206,356	691,960
Debt Reduction	(4,721,054)	(222,725)
Capital Contributed	282,150
Distributions	-	(434,607)
Net cash provided (used) by financing activities	767,452	34,628

Net increase (decrease) in cash	64,731	467,574

Cash at beginning of year	250,359	132,442

Cash at end of quarter	$315,090	$600,016

Supplemental Disclosures
Interest paid	$117,120	$78,371
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

CES SYNERGIES, INC.
JUNE 30, 2014
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Company Background

CES Synergies, Inc. (the Company) is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc. (CES) which was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules (see note 14). The Company is an asbestos and lead abatement contracting firm specializing in the removal of asbestos and lead from buildings and other structures, and demolition of structures. The Company's services include removal of asbestos and lead, construction, installation, and repair of ceilings and insulation systems and demolition. Most jobs are located within the state of Florida, but the Company accepts and performs jobs throughout the southeastern United States.

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. These include the accounts of Cross Environmental Services, Inc. and its wholly owned subsidiaries, Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. All significant intercompany account balances, transactions, profits and losses have been eliminated.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.  Selling, general, and administrative costs are charged to expenses as incurred.  Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income which are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Contract retentions are included in contracts receivable.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash and cash equivalents to be all highly liquid deposits with maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

Concentrations of Credit Risk

The Company maintains cash balances at Florida Traditions Bank located in Central Florida.  The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2014, the Company’s uninsured cash balances for those accounts were $65,090.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Contracts Receivable

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at dates of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended June 30, 2014 and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of June 30, 2014 and June 30, 2013.

Income Taxes

For the period January 1 through October 31, 2013 CES elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the company's taxable income.  As of November 1, 2013 (see note 14) the Company terminated this election. Due to the status of the Company for the first part of 2013 and the loss incurred in the six months ended June 30, 2014, no provision or liability for Federal income taxes is included on these financial statements.

 Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended June 30, 2014 and 2013 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of common stock of CES Synergies, Inc. at December 31, 2013 was 75,000,000 shares with a nominal par value per share of $.001. Authorized shares that have been issued and fully paid amounted to 46,686,500 at June 30, 2014 compared to 160 common shares at June 30, 2013. Effective March 10, 2014, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada to increase the Company’s authorized shares of common stock from 75,000,000 to 250,000,000.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company’s comprehensive income was equal to net income for the periods ended June 30, 2014 and 2013.

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

NOTE 4 - Contracts Receivable

Contracts Receivable consist of at:

	June 30,
	2014	2013
Billed
Completed Contracts	$2,463,729	$1,515,691
Contracts in Progress	727,790	779,137
Retained	782,750	625,300
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$3,773,269	$2,719,128

NOTE 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	June 30,
	2014	2013
Machinery and Equipment	$3,729,922	$4,796,332
Office furniture and Equipment	169,255	82,467
Transportation and Earth moving Equipment	8,671,000	7,054,405
Leasehold Improvements	25,500	24,000
Property, Plant and Equipment Gross	12,595,677	11,957,204
Less: Accumulated Depreciation	(10,349,583)	(9,803,537)
Property, Plant and Equipment Net	$2,246,094	$2,153,667

Depreciation expense for the six months ended June 30, 2014 and 2013 was $276,667 and $293,703, respectively.

NOTE 6 - Costs and Estimated Earnings on Contracts

For the six months ended June 30, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$5,711,986	$3,851,114	$1,860,872
Revenue on uncompleted contracts	2,781,453	2,662,761	118,692
Total for 6 months ended June 30, 2014	$8,493,439	$6,513,875	$1,979,564

as of June 30, 2014:
Costs incurred on uncompleted contracts	$4,657,779
Estimated earnings on uncompleted contracts	945,590
Revenues earned on uncompleted contracts	5,603,369
Billings to date	5,194,537
Total Net Amount	$408,832

Amount shown as cost and estimated earnings in excess
of billings on uncompleted contracts	$696,449
Amount shown as billings in excess of costs and
estimated earnings on uncompleted contracts	(287,617)

Total Net Amount	$408,832

For the six months ended June 30, 2013:
	Revenues Earned	Cost of Revenues	Gross Profit (Loss)
Revenue on completed contracts	$5,208,906	$4,065,375	$1,143,531
Revenue on uncompleted contracts	1,559,580	1,261,078	298,502
Total for 6 months ended June 30, 2013	$6,768,486	$5,326,453	$1,442,033

as of June 30, 2013:
Costs incurred on uncompleted contracts	$3,003,247
Estimated earnings on uncompleted contracts	1,300,898
Revenues earned on uncompleted contracts	4,304,145
Billings to date	3,965,854
Total Net Amount	$338,291
Amount shown as cost and estimated earnings in excess
of billings on uncompleted contracts	$749,539
Amount shown as billings in excess of costs and
estimated earnings on uncompleted contracts	(411,248)
Total Net Amount	$338,291

NOTE 7 – Long-Term Debt

Long-term debt consists of the following at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Line of credit, Florida Traditions Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures April 30, 2015.	$1,750,300	$-
Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	2,780,663	234,513
Line of credit, Florida Traditions Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit closed out April 30, 2014.	-	3,183,486
Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	1,158,178	987,818
Total	5,689,141	4,405,817
Less: Current portion	(2,416,856)	(418,912)
Long-Term debt, less current portion	$3,272,285	$3,986,905

NOTE 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

2014		$2,416,856
2015		505,558
2016		449,022
2017		369,796
2018	+	1,947,909
		$5,689,141

Contingencies

None.

NOTE 9 - Earnings per Share

	June 30, 2014	June 30, 2013

Net Income	$(437,102)	$(363,602)
Weighted-average common shares outstanding
Basic:	46,686,500	160

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,686,500	160

Earnings/(loss) per shares outstanding
Basic and Diluted	$(0.0094)	$(2,272.51)

NOTE 10 - Operating Lease Agreements

In the past, the Company rented certain equipment /office space under month to month operating lease agreements.  Lease expenses incurred as of June 30, 2014 and 2013 under such agreements were $194,620 and $42,030, respectively.

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

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company.  From June, 1995, until October 31, 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for use of the facilities. Rental expenses incurred for the six months ended June 30, 2014 under the lease agreement were $144,195.

NOTE 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the six months ended June 30, 2014 and 2013 are $0 and $0, respectively.

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

NOTE 15 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

For the six months ended,

	June 30, 2014	June 30, 2013
Remediation Segment
Revenue	$2,802,351	$3,059,662
Cost of Revenues	2,030,704	2,377,944
Gross Profit	771,647	681,718

General & Administrative expense	667,934	603,008
Allocated CES Admin. Expenses	393,167	333,014
Other (Income)/Expense	3,343	(2,524)
Net Income from Segment	$(292,797)	$(251,780)

	June 30, 2014	June 30, 2013
Demolition Segment
Revenue	$5,449,460	$3,339,784
Cost of Revenues	4,401,713	2,659,660
Gross Profit	1,047,747	680,124

General & Administrative expense	383,501	414,311
Allocated CES Admin. Expenses	764,555	363,501
Other (Income)/Expense	13,854	9,308
Net Income from Segment	$(114,163)	$(106,996)

	June 30, 2014	June 30, 2013
Insulation Segment
Revenue	$298,380	$363,566
Cost of Revenues	242,232	293,679
Gross Profit	56,148	69,887

General & Administrative expense	44,691	36,281
Allocated CES Admin. Expenses	41,862	39,570
Other (Income)/Expense	(263)	(1,139)
Net Income from Segment	$(30,142)	$(4,825)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This section and other parts of this Form 10-Q contain forward-looking statements Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014 (the “2013 Form 10-K”)  under the heading “Risk Factors”.

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

Overview and Highlights

CES Synergies, Inc. is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc. (“CES”), which   was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules.

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

For the quarter ended June 30, 2014, Hunt Construction, the general contractor for the Company’s  Southeastern University project, accounted for 11%  of revenues.  For the quarter ended June 30, 2013, the Florida Department of Transportation and the Louisiana Land Trust both accounted for 10% or more of revenue.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at June 30, 2014 and June 30, 2013 is required.
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

Prior to November 1, 2013 CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the stockholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Since November 1, 2013, the Company is responsible for paying corporate income tax.  The Company did not make a profit in the six months ended June 30, 2014, and therefore, no provision or liability for Federal income taxes is included on these financial statements.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the quarters ending June 30, 2014 and 2013 were $1.6 and $0.6, respectively.   Historically, the Company has not relied on advertising and marketing to generate business.  In the fourth quarter of 2013, the Company hired a marketing/sales manager to expand its marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Net sales grew 39% or $1,312 during the quarter ended June 30, 2014 compared to June 30, 2013.  Revenues in the Demolition segment increased by $1,450 or 95%.  The Remediation and Insulation segments both experienced declines in sales in the quarter ($103 and $35 respectively).  The increase in Demolition, the largest Company segment, was primarily attributable to revenues from the Company’s contract for Southeastern University in Lakeland, FL. Remediation division sales typically fluctuate from year to year.  The decline in the Insulation segment was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management believes that the Company can continue to grow revenues by expanding into new geographic areas in the south and eastern USA. During the quarter ended June 30, 2014, the Company hired three new sales staff to support its growth plans.  Those persons are located in Florida and Louisiana.  In the second quarter all of the salesmen brought in new business that is either underway or awarded in the quarter.

In the second quarter of 2014, approximately $1,000 of revenues were derived from contracts in Louisiana ($350 in 2013).  Revenues were more heavily concentrated in Florida in the second quarter of 2014 as a result of new contract wins in the state, including demolition contracts in Silver Springs (valued at $431) and with the Florida Department of Transportation ($379), and remediation contracts at the Daytona Speedway ($1,100), the Federal Courthouse in Jacksonville ($376), and Hill Middle School ($367).  The Daytona contract will also have a significant scrap revenue stream that will cover a portion of our funding of startup costs for the contract.

New contract awards in the second quarter of 2014 included remediation contracts for the Rivarde Juvenile Detention Center in Louisiana and Daytona International Speedway in Florida, and demolition contracts for Louisiana Land Trust and Jackson Barracks in Louisiana.

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net Sales by Operating Segment:
Remediation	$1,559	-6%	$1,662
Demolition	2,974	95%	1,524
Insulation	148	-19%	183

Total net sales	$4,681	39%	$3,369

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

The following table presents Remediation net sales information for the quarters ended June 30, 2014 and 2013 (dollars in thousands):

	2014	Change	2013
Net sales	$1,559	$(103)	$1,662
Percentage of total net sales	33%	(16%)	49%

The decrease in the Remediation segment net sales during the quarter ended June 30, 2014 was caused by typical business fluctuations. Volatility in revenues arises because contracts are of a short duration (typically a month or less).  Remediation is usually the first activity performed in a contract and therefore the first part to be completed.  In larger projects it is not unusual to perform work in stages over the course of several months.  The average size and number of projects in the segment in the first quarter of 2013 were greater than in the corresponding quarter of 2014.  The Company has no control over the amount of work available to bid from year to year.  It is the nature of the Remediation business to have these highs and lows.

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

Hurricanes and natural disasters are the biggest factor in the creation of large scale demolition opportunities for the Company.  As a result, the work is unpredictable.  Demolition contracts range widely in price from $30 to $20,000.  Demolition contracts last anywhere from two weeks (to demolish a one-story masonry commercial building such as a home improvement store) to two years or more to demolish concrete slabs left by a hurricane such as Katrina.

The following table presents Demolition net sales information for the quarters ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$2,974	$1,450	$1,524
Percentage of total net sales	64%	19%	45%

The increase in net sales for the Demolition segment during the quarter ended June 30, 2014 was caused by the additional revenue from two major contracts: the Southeastern University project, and a contract with the City of Mulberry in Florida for improvements to its water system. Second quarter 2014 revenue from these two projects was $161.

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

The following table presents Insulation net sales information for the quarters ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$148	$35	$183
Percentage of total net sales	3%	(2%)	5%

The decrease in the Insulation segment net sales between the quarters ended June 30, 2014 and 2013 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended June 30, 2014 and 2013 are as follows (in thousands, except gross margin percentages):

	2014	2013
Net sales	$4,681	$3,369
Cost of sales	3,384	2,823

Gross margin	$1,297	$546

Gross margin percentage	28%	16%

The gross margin percentage in the quarter ended June 30, 2014 was 28% compared to 16% in the quarter ended June 30, 2013. The improvement in year-over-year gross margins was caused by decreased use of subcontractors, lower job site and other indirect costs, and decreases in dump fees and fuel costs.  We believe our profit margin will continue to increase as we continue to be able to bid these larger projects with an increased margin due to fewer bidders being qualified to bid these types of jobs.

The Company anticipates that gross margin during the balance of 2014 will be between 23% and 26%.  In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition.  In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products.  To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur.  The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended June 30, 2014 and 2013 are as follows (in thousands, except for percentages):

	2014	Change	2013
General and administrative	$1,265	$358	$907
Percentage of total net sales	27%		27%

General and Administrative (“G&A”) Expense

The growth in G&A during the quarter ended June 30, 2014 was caused by a number of factors, including increases in compensation costs (increased by $186), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs FL, a building in Zephyrhills FL and an office in Miami FL (increased by $80), and higher loan costs associated with an increase in borrowings ($55).

Compensation cost increases occurred as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $64), an increase in office salaries ($47) resulting from the hire of an internal  IT Manager and in-house legal counsel, and an increase in officers’ salaries ($62; since the Company restructured itself as a public company, the CEO no longer receives compensation through regular dividends).

Rent expenses increased as the Company paid rent on its headquarter building in Crystal Springs FL, which is owned by the CEO.  Prior to becoming a public company, the Company received use of the building at no cost from the CEO.  The Company also leased new premises in Zephyrhills, FL in anticipation of needing more space for its plans to expand its marketing and bidding activities.

Having  in-house counsel allows the Company to improve the efficiency of contract reviews and negotiations  With a stronger legal presence, we also are able to successfully collect or litigate receivables in a more timely manner when needed.

Our IT department has installed our new servers and all offices are now connected remotely. We now routinely have video conferencing, which eliminates travel to the home office- saving time and gas.  Additionally, project managers now have tablets for their work in the field, which has improved the effectiveness of walk-through and preconstruction visits.  Pictures and plans can be downloaded from the field to our servers for instant access by anyone who needs to review them, prepare bids, etc.

Other Income and Expense

Other income and expense for the quarters ended June 30, 2014 and 2013 are as follows (in thousands, except percentages):

	2014	Change	2013
Other Income(Expenses)	$143	$169	$(26)
Interest expense	(66)	24	(42)
Total other income/(expense), net	$77	145	$(68)

The year-over-year increase in other income during the quarter ended June 30, 2014 was due primarily to a state mandated excess profit insurance refund ($142), offset by increased interest expense resulting from the Company’s higher debt balance.

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

Provision for income taxes and effective tax rates for the quarters ended June 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rates for the quarter ended June 30, 2014 was nil because of the losses carried forward from prior periods, which offset the profit recorded by the Company in the quarter.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013(in thousands, except percentages)

Net sales grew 26% or $1,725 during the six months ended June 30, 2014 compared to June 30, 2013. Revenues in the Demolition segment increased by $2,182 or 67%.  The Remediation and Insulation segments both experienced decreased net sales in the six months ($392 and $65 respectively).  The increase in Demolition, the largest Company segment, was primarily attributable to revenues from the Company’s contract for Southeastern University in Lakeland, FL. Remediation division sales typically fluctuate from year to year.    The decline in the Insulation segment was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management believes that the Company can continue to grow revenues by expanding into new geographic areas in the south and eastern USA. During the six months ended June 30, 2014, the Company hired three new sales staff to support its growth plans.  Those persons are located in Florida and Louisiana.  As mentioned above, they have been successful in winning new business in the first half of 2014 in both states.  The Company is also looking at new opportunities in other states.

Sales Data

The following table shows net sales by operating segment and net sales by service during the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net Sales by Operating Segment:
Remediation	$2,745	-13%	$3,137
Demolition	5,450	67%	3,268
Insulation	298	-18%	364

Total net sales	$3,818	7%	$3,398

Segment Operating Performance (in thousands, except percentages)

The Company’s reportable operating segments are Remediation, Demolition and Insulation.  Remediation derives its income from mold remediation and abatement services for a broad range of environments.  Demolition offers full scale commercial demolition and wrecking. Insulation derives its revenue from re-insulation and insulation of new and remodeling projects.

Further information regarding the Company’s operating segments may be found in Note 16, “Segment Information.”

Remediation

The following table presents Remediation net sales information for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	2014	Change	2013
Net sales	$2,745	$(392)	$3,317
Percentage of total net sales	32%	(14%)	46%

The decrease in the Remediation segment net sales during the six months ended June 30, 2014 was caused by typical business fluctuations.  Volatility in revenues arises because contracts are of a short duration (typically a month or less).  The Company has no control over the amount of work available to bid from year to year.  The average size and number of projects in the segment in the first six months of 2013 were greater than in the corresponding six months of 2014.

Demolition

The following table presents Demolition net sales information for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$5,450	$2,182	$3,268
Percentage of total net sales	64%	16%	48%

The increase in net sales for the Demolition segment during the six months ended June 30, 2014 was caused by the additional revenue from two major contracts: the Southeastern University project, and a contract with the City of Mulberry in Florida for improvements to its water system.  Revenues during the first six months of 2014 from these two projects was $922.

Insulation

The following table presents Insulation net sales information for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$298	$(65)	$363
Percentage of total net sales	4%	1%	5%

The decrease in the Insulation segment net sales between the six months ended June 30, 2014 and 2013 was caused primarily by a reduction in remodeling or maintenance work provided to a large supermarket chain, with which the Company has a new contract for one year, with automatic renewals.

Gross Margin

Gross margin for the six months ended June 30, 2014 and 2013 are as follows (in thousands, except gross margin percentages):

	2014	2013
Net sales	$8,493	$6,768
Cost of sales	6,514	5,326

Gross margin	$1,980	$1,442

Gross margin percentage	23%	21%

The improvement in year-over-year gross margins was caused by lower use of subcontractors, lower job site and other indirect costs, decreases in dump fees and fuel costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and 2013 are as follows (in thousands, except for percentages):

	2014	Change	2013
General and administrative	$2,441	$739	$1,702
Percentage of total net sales	29%	3%	25%

General and Administrative (“G&A”) Expense

The growth in G&A during the six months ended June 30, 2014 was caused by a number of factors, including increases in compensation costs (increased by $353), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs, FL, a building in Zephyrhills, FL and an office in Miami, FL (increased by $153), higher group health care insurance costs (increased by $70), higher loan costs (increased by $55), and professional fees associated and stock compensation costs (increased by $102).

Compensation cost increases occurred as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $132), higher office salaries (increased by $85 for a new IT Manager and in-house counsel), and an increase in officers’ salaries ($123; since the Company restructured itself as a public company, the CEO no longer receives compensation through regular dividends).

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

Other Income and Expense

Other income and expense for the six months ended June 30, 2014 and 2013 are as follows (in thousands, except percentages):

	2014	Change	2013
Other Income(Expenses)	$(2)	$3	$1
Interest expense	(50)	14	(36)
Total other income/(expense), net	$(52)	17	$(35)

The year-over-year increase in other income during the quarter ended June 30, 2014 was due primarily to a state-mandated insurance refund, offset by increased interest expense resulting from the Company’s higher debt balance.

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

Provision for income taxes and effective tax rates for the six months ended June 30, 2014 and 2013 was as follows (dollars in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rates for the six months ended June 30, 2014 was nil because of the losses carried forward from prior periods, which offset the profit recorded by the Company in the first half of 2014.

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

The Company’s cash, cash equivalents and marketable securities were generally held in held in bank accounts.

The following table presents selected financial information and statistics as of June 30, 2014 and December 31, 2013 (in $ thousands):

	June 30	December 31,
	2014	2013
Cash, cash equivalents and marketable securities	$73	$250
Property, plant and equipment, net	$2,102	$2,161
Long-term debt	$4,532	$4,731
Working capital	$2,163	$2,825

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first six months of 2014 and 2013 (in $ thousands):

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash generated by/ (used in) operating activities	$(341)	$735
Cash used in investing activities	$(362)	$(302)
Cash generated by/ (used in) financing activities	$767	$35

During the six months ended June 30, 2014, the cash used in operating activities of $(341) was a result of $(437) of net loss, non-cash adjustments to net income of $276 and a net change in operating assets and liabilities of $(180).  The Company used $(362) of cash for investing activities during the six months, to purchase property and equipment.  There were no disposals of equipment in the six months.  Cash generated by financing activities during the six months ($767) came from the issuance of new debt ($5,206) and common stock ($282), some of which was used to repay debt ($4,721).  No distributions were paid in the first six months of 2014.

During the six months ended June 30, 2013, cash provided by operating activities of $735 was a result of a net loss of $(364), non-cash adjustments to net income of $294 and an increase in net change in operating assets and liabilities of $805. The Company used $(302) of cash for investing activities during the six months, to purchase property and equipment.  There were no proceeds from disposals of equipment in 2013.  Cash provided by financing activities during 2013 arose from the issuance of new debt ($692), some of which was used to repay debt ($223) and for distributions to shareholders ($435).

Capital Assets

The Company’s capital expenditures were $362 during the six months ended June 30, 2014, consisting of primarily of purchases of transportation and earth moving equipment, and computer and communications equipment.

The transportation and earth moving equipment is being used to replace ageing vans used in the remediation division, and to purchase mini excavators being utilized both in Silver Springs (Demolition) and Daytona Speedway (Remediation).

The computer and communications equipment was acquired to improve inter-office communications, thereby reducing travel costs, and to improve contract bidding and marketing capabilities.

The Company plans to raise up to $5,000 in new capital for capital expenditures in 2014, a portion of which will be used to renovate office space in Zephyrhills, and to open another satellite office in the south.

Long-Term Debt (in thousands, except percentages)

To date the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders.  The following debt was outstanding at June 30, 2014:

(i) Installment loan from shareholder, Clyde Biston, with a monthly payment of $24, bearing annual interest at 6.15%.  At June 30, 2014, $2,781 was outstanding under the loan.  In the six months ended June 30, 2014, the Company repaid $19 of principal under the loan.

(ii) A line of credit from Florida Traditions Bank, Dade City, FL, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on April 30, 2015.  At June 30, 2014, $1,750 was outstanding under the line.  In the six months ended June 30, 2014, the Company made no repayments of principal under the line, and borrowed no additional principal.

(iii) Various installment loans payable in payments, with interest rates ranging from 0% to 9.5%, secured by various equipment, and property.  At June 30, 2014, $1,158 was outstanding under the loans.  In the six months ended June 30, 2014, the Company repaid $121 of principal under the loans.

At June 30, 2014, a total of $5,689 was outstanding under all loans and the line of credit.  $2,417 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde Biston.  Mr. Biston elected to receive part of his compensation in the form of distributions paid to himself as the sole shareholder.  The distributions made to Mr. Biston are summarized in the following table (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash dividends paid (sub S distribution in 2013)	$-	$435

The Company does not expect to pay any dividends or make any distributions to shareholders in 2014.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 11, 2014 the Company sold and issued 25,000 shares of common stock at $2 per share.

On April 16, 2014 the Company sold and issued 50,000 shares of common stock at $2 per share.

On May 31, 2014 the Company sold and issued 37,500 shares of common stock at $2 per share.

On June 5, 2014 the Company issued 25,000 shares of common stock to a consultant for services.

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

CES Synergies, Inc.

Date: August 11, 2014	By:	/s/ Clyde A. Biston
Clyde A. Biston
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)