Form 10-Q
period 2014-09-30
CES Synergies, Inc.
filed 2014-11-13
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2014
Common Stock, $0.001 par value	46,686,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CES SYNERGIES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash	$205,704	$250,359
Advances to Employees	14,937	20,223
Contracts Receivable (net of allow. for Bad Debt)	5,398,867	3,965,709
Inventory	111,999	153,990
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	415,215	809,548
Total Current Assets	6,146,722	5,199,829

Property and Equipment
Furniture, Fixtures, and Equipment	12,686,855	12,233,734
Less: Accumulated Depreciation	(10,487,920)	(10,072,916)
Net Property & Equipment	2,198,935	2,160,818

Other Assets
Goodwill	1,446,855	1,446,855
Other Assets	6,973	29,505
Total Other Assets	1,453,828	1,476,360
TOTAL ASSETS	$9,799,485	$8,837,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,860,841	$1,260,709
Accrued Payroll/Expenses	19,792	123,356
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	968,291	518,612
Line of Credit	1,750,300	-
Current Portion Long-term Debt	666,556	472,372
Total Current Liabilities	5,265,780	2,375,049
Long-Term Liabilities
Long-term debt, net of current portion	3,373,924	4,731,468
Total Long-Term Liabilities	3,373,924	4,731,468

Stockholders' Equity
Common Stock, $.001 par value, authorized 250,000,000 shares, September 30, 2014 and December 31, 2013
Issued: 46,686,500 shares at September 30, 2014; and 46,525,000 shares at December 31, 2013	46,686	46,525
Treasury Stock, 80 Shares, at Cost	-	(129,356)
Additional Paid in Capital	1,243,692	1,084,058
Retained Earnings	(130,597)	722,263
Total Stockholders' Equity	1,159,781	1,730,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,799,485	$8,837,007

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$5,142,759	$4,383,074	$13,636,198	$11,151,560
Cost of sales	4,164,660	3,331,318	10,678,535	8,657,771
Gross profit	978,099	1,051,756	2,957,663	2,493,789
General & administrative expenses	1,243,143	890,108	3,684,250	2,592,266
Net operating profit/(loss)	(265,044)	161,648	(726,587)	(98,477)
Other income/ (expenses), net	(69,375)	(89,543)	(44,934)	(162,100)
Income before income taxes	(334,419)	72,105	(771,521)	(260,577)
Income taxes	81,339	-	81,339	-
Net profit/(loss)	$(415,758)	$72,105	$(852,860)	$(260,577)
Earnings per share
Basic and diluted	$(0.0089)	$450.66	$(0.0183)	$(1,628.61)

Shares used in computing earnings per share
Basic and diluted	46,686,500	160	46,686,500	160
Cash distributions declared per common share	$-	$93,527	$-	$527,657

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Operating Activities
Net Income	$(852,860)	$(260,577)
Adjustments to reconcile net income to cash provided (used) by operating activities
Depreciation Expense	415,005	378,861
(Gain)/Loss on Disposal of Assets	-	51,591
Decrease (Increase) in:
Contracts Receivable	(1,433,158)	(618,209)
Other Assets	27,818	8,689
Prepaid Expenses	-	(339,695)
Inventories	41,991	59,289
Cost & Estimated Earnings in Excess of Billings on Uncompleted Contracts	394,333	(116,814)
Increase (Decrease) in:
Accounts Payable	600,132	463,828
Accrued Liabilities	(103,564)	58,999
Billings in Excess of Costs and Estimated Earnings	449,679	437,197
Total Adjustments	392,236	383,736
Net cash provided (used) by operating activities	$(460,624)	$123,159

Investing Activities:
Purchase of Property and Equipment	(453,122)	(565,071)
Proceeds from Disposal of Equipment	-	51,591
Net cash provided (used) by investing activities	(453,122)	(513,480)

Financing Activities:
New Borrowings	5,485,066	1,755,640
Debt Reduction	(4,898,126)	(906,411)
Capital Contributed	282,150	180
Distributions	-	(500,357)
Net cash provided (used) by financing activities	869,090	349,052

Net increase (decrease) in cash	(44,656)	(41,269)

Cash at beginning of year	250,359	132,442

Cash at end of quarter	$205,703	$91,173

Supplemental Disclosures
Interest paid	$189,682	$169,826
Income taxes paid	$81,339	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

SEPTEMBER 30, 2014

(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Company Background

CES Synergies, Inc. (the Company) is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc. (CES) which was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules (see note 14). The Company is an asbestos and lead abatement contracting firm specializing in the removal of asbestos and lead from buildings and other structures, and demolition of structures. Its services include removal of asbestos and lead, construction, installation, and repair of ceilings and insulation systems and demolition. Most jobs are located within the state of Florida, but the Company accepts and performs jobs throughout the southeastern United States.

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

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Concentrations of Credit Risk

The Company maintains cash balances at Florida Traditions Bank, located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2014, the Company’s uninsured cash balances for those accounts were $0.

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

Inventory, Net

Inventories consist primarily of job materials and supplies and are priced at the lower of cost (first-in, first-out) or market value.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2014, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at dates of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended September 30, 2014 and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of September 30, 2014 and September 30, 2013.

Income Taxes

For the period January 1 through October 31, 2013 the Company had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income. Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income. As of November 1, 2013, the Company terminated this election (see Note 14).

During the nine months ended September 30, 2014, the Company made payments for Federal income taxes totaling $81,339 arising out of 2013 operations.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the nine months ended September 30, 2014 and 2013, there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at December 31, 2013 was 250,000,000 shares with a nominal par value per share of $.001. Authorized shares that have been issued and fully paid amounted to 46,686,500 at September 30, 2014 compared to 160 common shares at September 30, 2013.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income was equal to net income for the nine-month periods ended September 30, 2014 and 2013.

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

Note 4 - Contracts Receivable

Contracts Receivable consist of the following at:

	September 30,
	2014	2013
Billed
Completed Contracts	$2,032,204	$2,088,464
Contracts in Progress	2,638,849	1,302,165
Retained	928,813	652,413
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$5,398,866	$3,842,042

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at:

	September 30,
	2014	2013
Machinery and Equipment	$3,769,084	$4,732,891
Office Furniture and Equipment	169,255	82,467
Transportation and Earth Moving Equipment	8,718,327	7,380,936
Leasehold Improvements	30,189	24,000
Property, Plant and Equipment Gross	12,686,855	12,220,294
Less: Accumulated Depreciation	(10,487,920)	(9,940,287)
Property, Plant and Equipment Net	$2,198,935	$2,280,007

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $415,004 and $378,861, respectively.

Note 6 - Costs and Estimated Earnings on Contracts

For the nine months ended September 30, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$9,815,254	$7,262,364	$2,552,890
Revenue on uncompleted contracts	3,820,945	3,416,171	404,774
Total for nine months ended September 30, 2014	$13,636,199	$10,678,535	$2,957,664

As of September 30, 2014:
Costs incurred on uncompleted contracts	$5,396,318
Estimated earnings on uncompleted contracts	1,224,964
Revenues earned on uncompleted contracts	6,621,282
Billings to date	7,174,358
Total Net Amount	$(553,076)

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$415,215
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(968,291)

Total Net Amount	$(553,076)

For the nine months ended September 30, 2013:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$7,638,135	$5,666,106	$1,972,029
Revenue on uncompleted contracts	3,513,425	2,991,665	521,760
Total for nine months ended September 30, 2013	$11,151,560	$8,657,771	$2,493,789

As of September 30, 2013:
Costs incurred on uncompleted contracts	$4,492,115
Estimated earnings on uncompleted contracts	1,429,849
Revenues earned on uncompleted contracts	5,921,964
Billings to date	5,617,894
Total Net Amount	$304,070
Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$780,004
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(475,934)
Total Net Amount	$304,070

Note 7 – Long-Term Debt

Long-term debt consists of the following at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Line of credit, Florida Traditions Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures April 30, 2015.	$1,750,300	$-
Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	2,751,283	127,041
Line of credit, Florida Traditions Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit closed out April 30, 2014.	-	3,983,486
Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	1,289,197	1,171,634
Total	5,790,780	5,282,161
Less: Current portion	(2,416,856)	(418,912)
Long-Term debt, less current portion	$3,373,924	$4,863,249

Note 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2014	$2,416,856
2015	505,558
2016	449,022
2017	369,796
2018+	2,049,548
$5,790,780

Contingencies

None.

Note 9 - Earnings per Share

	September 30, 2014	September 30, 2013

Net Income	$(852,860)	$(260,577)
Weighted-average common shares outstanding
Basic:	46,686,500	160

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,686,500	160

Earnings/(loss) per shares outstanding
Basic and Diluted	$(0.0183)	$(1,628.61)

Note 10 - Operating Lease Agreements

In the past, the Company rented certain equipment /office space under month to month operating lease agreements. Lease expenses incurred as of September 30, 2014 and 2013 under such agreements were $285,433 and $64,396, respectively.

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. Our President and CEO owns a majority of our common shares, meaning he can exert significant influence over corporate decisions and strategy. Related party transactions for the period include the following:

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company. From June 1995 until October 31, 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with the shareholder for use of the facilities. Rental expenses incurred for the nine months ended September 30, 2014 under the lease agreement were $207,143.

Note 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the nine months ended September 30, 2014 and 2013 are $0 and $0, respectively.

Note 13 – Uncertain Tax Positions

We follow ASC 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for the Company’s fiscal years beginning after December 15, 2013. The Company has adopted ASC 740-10 and evaluates its tax positions on an annual basis.

Management of the Company considers the likelihood of changes by tax authorities in its filed income tax returns and recognizes a liability for or discloses potential significant changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying consolidated financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Note 14 – Reverse Acquisition

On November 1, 2013, Cross Environmental Services, Inc. (CES) entered into an Agreement and Plan of Merger (the Merger Agreement) with CES Acquisitions, Inc. (Subsidiary) and CES Synergies, Inc. , a shell company that traded on the OTC bulletin board. Pursuant to the Merger Agreement, the Subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the Merger), and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES, representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger. The share exchange is being accounted for as a recapitalization, and not as a business combination under the scope of FASB ASC Topic 805. CES is the acquirer for accounting purposes and CES Synergies, Inc. is the acquired company. Accordingly, CES’s sub-S corporate status was terminated at this date.

Note 15 – Subsequent Events

Management has evaluated subsequent events through November 13, 2014, the date on which the consolidated financial statements were available to be issued.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The information covers the periods ended September 30, 2014 and 2013 respectively. The Company uses operating income (loss) to measure segment performance as recorded below:

	September 30, 2014	September 30, 2013
Remediation Segment
Revenue	$5,927,425	$5,850,718
Cost of Revenues	4,503,718	4,482,440
Gross Profit	1,423,707	1,368,278

General & Administrative Expense	1,031,201	894,164
Allocated CES Admin. Expenses	850,493	610,442
Other (Income)/Expense	3,300	(2,609)
Net Income from Segment	$(461,287)	$(133,719)

	September 30, 2014	September 30, 2013
Demolition Segment
Revenue	$7,322,606	$4,737,248
Cost of Revenues	6,000,761	3,726,233
Gross Profit	1,321,845	1,011,015

General & Administrative Expense	604,857	619,148
Allocated CES Admin. Expenses	1,024,927	494,267
Other (Income)/Expense	28,078	17,277
Net Income from Segment	$(335,747)	$(119,677)

	September 30, 2014	September 30, 2013
Insulation Segment
Revenue	$441,127	$557,671
Cost of Revenues	366,629	453,882
Gross Profit	74,498	103,789

General & Administrative Expense	67,697	54,523
Allocated CES Admin. Expenses	63,663	58,186
Other (Income)/Expense	(1,035)	(1,739)
Net Income from Segment	$(55,827)	$(7,181)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks

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

The following discussion should be read in conjunction with the 2013 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to CES Synergies, Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview and Highlights

CES Synergies, Inc. is a Nevada corporation formed on April 26, 2010. CES Synergies is the parent company of Cross Environmental Services, Inc. (“CES”), which was incorporated in 1988 in the state of Florida. CES Synergies acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules.

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

The Company provides asbestos abatement and removal, demolition, and mold remediation services primarily in the U.S. The services we provide include the removal of asbestos, lead and other hazardous materials from structures ranging from residences to commercial and industrial applications, including secure defense contractor facilities, colleges, hospitals, and mid-rise and high-rise buildings and residential structures. The Company provides demolition and wrecking services, including the removal of storage tanks; mechanical insulation; duct/mold and indoor air quality services; land clearing; and on-site crushing and recycling. In the public sector, our customers include city, state, and federal agencies. Our private-sector customers include general contractors, developers, project owners, and industrial and commercial clients.

We report results under ASC 280, Segment Reporting, for three segments: remediation, demolition and insulation. The Remediation segment derives its income from mold remediation and abatement services for a broad range of environments. The Demolition segment offers full scale commercial demolition and wrecking down to interior and selective demolition and strip down services. The Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. After careful analysis of our operations following the business slowdown in 2011, management made the decision to scale down the less profitable demolition division and refocus efforts on more profitable businesses in asbestos, mold, and lead remediation, and interior demolition. We will continue to provide demolition services where they are a natural spinoff of our other work. The decision created an excess of machinery and heavy equipment that was not being used, which we sold in 2012.

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

We operate primarily through a bid submission and award process to various public and government entities. Bids specify terms and conditions of contracting. We do not write our contracts. Our customers dictate contract language, payment terms, and in most cases the timing of and forms used for billing. When we bid on a project, we agree to these terms which are included in the bid specifications. Since the inception of CES in 1988, we have not been required to make any penalty payments to our customers or incurred post-contractual costs under contractual commitments. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in their commitments.

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

Job costing is fully integrated between all modules of our accounting system, which include accounts payable, accounts receivable, payroll, and inventory. Direct job costs include: labor (not drivers), driver labor, materials, subcontractors, labor service, job site costs (i.e. permits, rental equipment), dump fees (landfill), travel expenses, temporary lodgings, jobsite fuel, bonding costs, inspection fees (DEP, etc.), testing/lab fees, workers compensation (by workers compensation classification), and indirect costs (which include costs indirectly incurred such as vehicle insurance, repairs and maintenance, fuel and oil).

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

Effects of Seasonality and Economic Uncertainty

We may be subject to seasonal fluctuations and construction cycles at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. Government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenue and operating income in the third quarter are typically higher, and our revenue and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

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

Backlog and Awarded Projects

Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 30 days. Awarded backlog is created when a potential customer awards a project to us following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed review to determine the scope of the project. At this point, we also determine the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue through the end of 2014. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 30-45 days, and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

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

For the quarter ended September 30, 2014, Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and Barton Malow Co., the general contractor for the Daytona Grandstand project in Daytona Beach, Florida, each accounted for 14% of revenues. For the quarter ended September 30, 2013, the Florida Department of Transportation and the Louisiana Land Trust both accounted for 10% or more of revenue.

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

Rising fuel costs affect us in several ways. Fuel in our trucks and equipment has an immediate cost impact. Increases in petroleum prices increase the costs for remediation because petroleum products are used to make all poly, bags, etc. that we use for contaminated materials containment.

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

Salaries and benefits. Salaries and benefits consist primarily of expenses for personnel not directly engaged in specific revenue generating activity. These expenses include the time of executive management, legal, finance, accounting, human resources, information technology and other staff not utilized in a particular project. We employ a comprehensive time card system which creates a contemporaneous record of the actual time spent by employees on project activity.

Project development costs. Project development costs consist primarily of sales, engineering, legal, finance and third-party expenses directly related to the development of a specific customer opportunity. This also includes associated travel and marketing expenses.

General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, and office expenses. Professional services consist principally of recruiting costs and external legal, audit, tax and other consulting services.

Other expenses, net. Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings, and gains and losses on the disposal of surplus assets. Interest expense will vary periodically depending on prevailing short-term interest rates.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable. Management has determined that an allowance of $201,000 for doubtful accounts at September 30, 2014 and September 30, 2013 is required.

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

Uncertainty in Income Taxes

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

We follow ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 and they evaluate their tax positions on an annual basis.

Prior to November 1, 2013, CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income. Instead, its shareholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Since November 1, 2013, the Company is responsible for paying corporate income tax. The Company did not make a profit in the quarter ended September 30, 2014, and therefore, no provision or liability for federal income taxes is included in the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the quarters ended September 30, 2014 and 2013 were $5.1 and $1.9, respectively.  Historically, the Company has not relied on advertising and marketing to generate business. In the fourth quarter of 2013, the Company hired a marketing/sales manager to expand its marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Net sales grew 17% or $760 during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. The increase in sales is attributable to the addition of new salesmen in 2014 and an increase in the size of contracts awarded to the Company. The Company has not entered any new business segments in 2014.

Revenues in the Demolition segment increased by $476 or 34% during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Revenues in the Remediation segment increased by $334 or 12% during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. The Insulation segment experienced a $51 decrease in sales (27%) during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

The increase in Demolition segment revenues was primarily attributable to revenues from the Company’s contracts for the Press Park project in New Orleans, Louisiana, a project in Silver Springs, Florida, and the ramps at Tampa International Airport in Florida. Remediation segment sales typically fluctuate from year to year. The decline in the revenues of the Insulation segment was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. During the quarter ended September 30, 2014, the new sales staff that was hired earlier in 2014 in Florida and Louisiana continued to bring in new business that was either under way or awarded in the quarter.

In the third quarter of 2014, approximately $463 of revenues were derived from contracts in Louisiana (compared to $2,000 in the third quarter of 2013). Revenues were more heavily concentrated in Florida in the third quarter of 2014 as a result of new contract wins in the state, including demolition contracts in Silver Springs (valued at $431) and with the Florida Department of Transportation (valued at $379), and remediation contracts at the Daytona Speedway (valued at $1,147), the Federal Courthouse in Jacksonville (valued at $376), Hill Middle School (valued at $367), and DTE Power Plant in Marysville, Michigan (valued at $3,554). The Daytona Speedway contract will also have a significant scrap revenue stream that will cover a portion of our funding of startup costs for the contract.

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net Sales by Operating Segment:
Remediation	$3,125	12%	$2,791
Demolition	1,873	34%	1,397
Insulation	143	-27%	194

Total net sales	$5,141	17%	$4,382

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

Remediation

Remediation services are comprised of asbestos abatement, lead removal, mold remediation, indoor air quality/duct cleaning, removal of contaminated soil, animal waste removal, manual selective and complete interior demolition including removal of floor covering, and adhesive removal. These services are primarily performed for commercial, retail, governmental, industrial, and military customers, as well as public and private schools.

The following table presents Remediation segment net sales information for the quarters ended September 30, 2014 and 2013 (dollars in thousands):

	2014	Change	2013
Net sales	$3,125	$334	$2,791
Percentage of total net sales	61%	(3%)	64%

The increase in the Remediation segment net sales during the quarter ended September 30, 2014 was caused by typical business fluctuations. Volatility in revenues arises because contracts are of a short duration (typically a month or less). Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The average size and number of projects in the segment in the third quarter of 2014 were greater than in the corresponding quarter of 2013. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to have these highs and lows.

Demolition

Demolition services are comprised of partial, phased and complete demolition of commercial, retail, private, governmental, industrial, and military sites, as well as public and private schools. Demolition activities include building separations, concrete breaking and saw-cutting, using the Company’s own man-lifts, bobcats, roll-off containers and roll-off trucks for hauling and disposal of construction debris. The Company focuses on asbestos, mold and lead remediation and interior demolition. The Company also provides full-scale commercial demolition and wrecking, as well as underground and above ground storage tank removal, and full-scale site clearing including underground pipe removal and installation.

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

The following table presents Demolition segment net sales information for the quarters ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$1,873	$476	$1,397
Percentage of total net sales	36%	4%	32%

The increase in net sales for the Demolition segment during the quarter ended September 30, 2014 was caused primarily by the additional revenue from three major contracts: Press Park, Silver Springs, and Tampa International Airport. Third quarter 2014 revenue from these three projects was $1,625.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$143	$35	$194
Percentage of total net sales	3%	(1%)	4%

The decrease in the Insulation segment net sales between the quarters ended September 30, 2014 and 2013 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended September 30, 2014 and 2013 are as follows (in thousands, except gross margin percentages):

	2014	2013
Net sales	$5,143	$4,383
Cost of sales	4,165	3,331

Gross margin	$978	$1,052

Gross margin percentage	19%	24%

The gross margin percentage in the quarter ended September 30, 2014 was 19% compared to 24% in the quarter ended September 30, 2013. The decrease in year-over-year gross margins was caused by increased use of materials, increased job site and other indirect costs, and increases in dump fees and fuel costs. We believe our profit margin will increase as we continue to be able to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

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

Operating Expenses

Operating expenses for the quarters ended September 30, 2014 and 2013 are as follows (in thousands, except for percentages):

	2014	Change	2013
General and administrative	$1,243	$353	$890
Percentage of total net sales	24%	4%	20%

General and Administrative (“G&A”) Expense

The growth in G&A during the quarter ended September 30, 2014 was caused by a number of factors, including increases in compensation costs (increased by $180), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs, Florida, a building in Zephyrhills, Florida and an office in Miami, Florida (increased by $68), higher group health insurance costs, which rose due to a 30% increase in premiums and higher employee participation ($51), and increased professional fees associated with being a public company ($30).

Compensation cost increases occurred as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $55), an increase in office salaries ($49) resulting from the hire of an internal IT Manager and in-house legal counsel, an increase in officers’ salaries ($62; since the Company restructured itself as a public company, the CEO no longer receives compensation through regular dividends), and higher field labor salaries ($13). The total number of employees at September 30, 2013 was 139. At September 30, 2014, the employee count had increased to 151.

Rent expenses increased as the Company now pays rent on its headquarter building in Crystal Springs, Florida, which is owned by the CEO. Prior to becoming a public company in the fourth quarter of 2013, the Company was permitted to use the building at no cost. The Company also leased new premises in Zephyrhills, Florida in anticipation of needing more space in connection with its plans to expand its marketing and bidding activities.

Having in-house counsel allows the Company to improve the efficiency of contract reviews and negotiations. With a stronger legal presence, we also are able to successfully collect or litigate receivables in a more timely manner when needed.

Our IT department has installed our new servers and all offices are now connected remotely. We now routinely have video conferencing, which eliminates travel to the home office - saving time and gas. Additionally, project managers now have tablets for their work in the field, which has improved the effectiveness of walk-through and preconstruction visits. Pictures and plans can be downloaded from the field to our servers for instant access by anyone who needs to review them, prepare bids, etc.

Other Income and Expense

Other income and expense for the quarters ended September 30, 2014 and 2013 are as follows (in thousands, except percentages):

	2014	Change	2013
Other Income	$3	$1	$2
Interest expense	(72)	19	(91)
Total other income/(expense), net	$(69)	20	$(89)

The year-over-year decrease in other expense during the quarter ended September 30, 2014 was due primarily to a lower interest expense, resulting from the partial restructuring of the Company’s bank line of credit.

Provision for Income Taxes

Prior to November 1, 2013, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, during and prior to 2013, CES did not pay federal or state corporate income taxes on its taxable income. Instead, its shareholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Therefore, no provision or liability for federal income taxes was included in our 2013 financial statements.

Provision for income taxes and effective tax rates for the quarters ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rate for the quarter ended September 30, 2014 was nil because of the losses carried forward from prior periods, which offset the profit recorded by the Company in the quarter.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net sales grew 22% or $2,485 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in sales is attributable to the addition of new salesmen in 2014 and an increase in the size of contracts awarded to the Company. The Company has not entered any new business segments in 2014.

Revenues in the Demolition segment increased by $3,983 or 119%. Revenues in the Remediation segment increased by $77 or 1%. Revenues in the Insulation segment decreased by $117 in the nine months ended September 30, 2014. The increase in Demolition segment revenues was primarily attributable to revenues from the Company’s contract for demolition at Southeastern University in Lakeland, Florida. Remediation segment sales typically fluctuate from year to year. The decline in the revenue of the Insulation segment was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management believes that the Company can continue to grow revenues by expanding into new geographic areas in the southern and eastern U.S. During the nine months ended September 30, 2014, the Company hired three new sales staff to support its growth plans. Those persons are located in Florida and Louisiana. As mentioned above, they have been successful in winning new business in the first nine months of 2014 in both states. The Company is also looking at new opportunities in other states.

Sales Data

The following table shows net sales by operating segment and net sales by service during the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net Sales by Operating Segment:
Remediation	$5,927	1%	$5,851
Demolition	7,323	55%	4,737
Insulation	441	(21%)	558

Total net sales	$13,691	23%	$11,146

Segment Operating Performance (in thousands, except percentages)

The Company’s reportable operating segments are Remediation, Demolition and Insulation. The Remediation segment derives its income from mold remediation and abatement services for a broad range of environments. The Demolition segment offers full scale commercial demolition and wrecking. The Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects.

Further information regarding the Company’s operating segments may be found in Note 16, “Segment Information.”

Remediation

The following table presents Remediation segment net sales information for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	2014	Change	2013
Net sales	$5,927	$77	$5,851
Percentage of total net sales	43%	(9%)	52%

Volatility in Remediation revenues arises because contracts are of a short duration (typically a month or less). In addition, Remediation revenues are generated through responses to invitations to bid. The Company has no control over the amount of work that will be put out to bid from year to year.

The increase in the Remediation segment net sales during the nine months ended September 30, 2014 was caused by typical business fluctuations. The average size and number of projects in the segment in the first nine months of 2014 were greater than in the corresponding nine months of 2013.

Demolition

The following table presents Demolition segment net sales information for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$7,323	$2,586	$4,737
Percentage of total net sales	54%	12%	42%

The increase in net sales for the Demolition segment during the nine months ended September 30, 2014 was caused by the additional revenue from two major contracts: the Southeastern University project, and a contract with the City of Mulberry in Florida for improvements to its water system. Revenue during the first nine months of 2014 from these two projects was $1,937.

Insulation

The following table presents Insulation segment net sales information for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$441	$(117)	$558
Percentage of total net sales	3%	(2%)	5%

The decrease in the Insulation segment net sales between the nine months ended September 30, 2014 and 2013 was caused primarily by a reduction in remodeling or maintenance work provided to a large supermarket chain, with which the Company has an ongoing service contract.

Gross Margin

Gross margin for the nine months ended September 30, 2014 and 2013 are as follows (in thousands, except gross margin percentages):

	2014	2013
Net sales	$13,636	$11,151
Cost of sales	10,678	8,657

Gross margin	$2,958	$2,494

Gross margin percentage	22%	21%

The improvement in year-over-year gross margins was caused by lower use of subcontractors, lower job site and other indirect costs, and decreases in dump fees and fuel costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 are as follows (in thousands, except for percentages):

	2014	Change	2013
General and administrative	$3,684	$1,092	$2,592
Percentage of total net sales	27%	3%	23%

General and Administrative (“G&A”) Expense

The growth in G&A during the nine months ended September 30, 2014 was caused by a number of factors, including increases in compensation costs (increased by $534), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs, Florida, a building in Zephyrhills, Florida and an office in Miami, Florida (increased by $221), higher group health care insurance costs, which rose due to a 30% increase in premiums and higher employee participation (increased by $120), and higher professional fees and stock compensation costs (increased by $132).

Compensation cost increases occurred as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $187), higher office salaries (increased by $134 for a new IT Manager and in-house counsel), and an increase in officers’ salaries ($185; since the Company restructured itself as a public company, the CEO no longer receives compensation through regular dividends).

Rent expenses increased as the Company now pays rent on its headquarter building in Crystal Springs, Florida, which is owned by the CEO. Prior to becoming a public company in the fourth quarter of 2013, the Company was permitted to use the building at no cost. The Company also leased new premises in Zephyrhills, Florida in anticipation of needing more space in connection with its plans to expand its marketing and bidding activities.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2014 and 2013 are as follows (in thousands, except percentages):

	2014	Change	2013
Other Income	$145	$137	$8
Interest expense	(190)	(20)	(170)
Total other income/(expense), net	$(45)	117	$(162)

The year-over-year decrease in other expense during the nine months ended September 30, 2014 was due primarily to a state-mandated insurance refund, offset by increased interest expense incurred prior to a partial restructuring of the Company’s bank line of credit.

Provision for Income Taxes

Prior to November 1, 2013, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, during and prior to 2013, CES did not pay federal or state corporate income taxes on its taxable income. Instead, its shareholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Therefore, no provision or liability for federal income taxes was included in our 2013 financial statements.

Provision for income taxes and effective tax rates for the nine months ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Nine months Ended
	September 30, 2014	September 30, 2013
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rates for the nine months ended September 30, 2014 was nil because of the losses carried forward from prior periods, which offset the profit recorded by the Company in the first half of 2014.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company will seek, however, to raise up to $5,000 in additional capital in 2015 to support its expansion plans There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of September 30, 2014 and December 31, 2013 (in $ thousands):

	September 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$206	$250
Property, plant and equipment, net	$2,199	$2,161
Long-term debt	$3,374	$4,731
Working capital	$881	$2,825

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first nine months of 2014 and 2013 (in $ thousands):

	Nine months Ended
	September 30,	September 30,
	2014	2013
Cash generated by/ (used in) operating activities	$(461)	$123
Cash used in investing activities	$(453)	$(513)
Cash generated by financing activities	$869	$349

During the nine months ended September 30, 2014, the cash used in operating activities of $(461) was a result of $(853) of net loss, non-cash adjustments to net income of $415 and a net change in operating assets and liabilities of $(23). The Company used $(453) of cash for investing activities during the nine months ended September 30, 2014 to purchase property and equipment. There were no disposals of equipment in the nine months ended September 30, 2014. Cash generated by financing activities during the nine months ended September 30, 2014 ($869) came from the issuance of new debt ($5,485) and common stock ($282), some of which was used to repay debt ($4,898). No distributions were paid in the first nine months of 2014.

During the nine months ended September 30, 2013, cash provided by operating activities of $123 was a result of a net loss of $(260), non-cash adjustments to net income of $379, a loss on disposal of assets ($52), and an increase in net change in operating assets and liabilities of $7. The Company used $(513) of cash for investing activities during the nine months ended September 30, 2013, consisting of $565 used to purchase property and equipment, offset by $52 realized from the disposal of equipment. Cash of $349 provided by financing activities during the nine months ended September 30, 2013 arose from the issuance of new debt ($1,756) and equity ($0.2), some of which was used to repay debt ($906) and for distributions to shareholders ($500).

Capital Assets

The Company’s capital expenditures were $453 during the nine months ended September 30, 2014, consisting of primarily of purchases of transportation and earth moving equipment, and computer and communications equipment.

The transportation and earth moving equipment is being used to replace ageing vans used in the remediation division and the mini excavators are being utilized in the Silver Springs Demolition project, the Daytona Speedway Remediation project, and the DTE Power Plant project in Michigan.

The computer and communications equipment was acquired to improve inter-office communications, thereby reducing travel costs, and to improve contract bidding and marketing capabilities.

The Company plans to raise up to $5,000 in new capital for capital expenditures in 2015, a portion of which will be used to renovate office space in Zephyrhills, and to open another satellite office in the south

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at September 30, 2014:

(i) Installment loan from shareholder and CEO, Clyde Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At September 30, 2014, $2,751 was outstanding under the loan. In the nine months ended September 30, 2014, the Company repaid $48 of principal under the loan.

(ii) A line of credit from Florida Traditions Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on April 30, 2015. At September 30, 2014, $1,750 was outstanding under the line. In the nine months ended September 30, 2014, the Company made no repayments of principal under the line, and borrowed no additional principal.

(iii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At September 30, 2014, $1,289 was outstanding under the loans. In the nine months ended September 30, 2014, the Company repaid $269 of principal under the loans.

At September 30, 2014, a total of $5,791 was outstanding under all loans and the line of credit. $2,417 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde Biston. Mr. Biston elected to receive part of his compensation in the form of distributions paid to himself as the sole shareholder. The distributions made to Mr. Biston are summarized in the following table (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash dividends paid (sub S distribution in 2013)	$-	$528

The Company does not expect to pay any dividends or make any distributions to shareholders in 2014.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Indemnification

On occasion, the Company indemnifies its customers against legal claims arising from services it provides. The Company has not been required to make any significant payments resulting from such services.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 12, 2014, the Company issued 24,000 shares of common stock, valued at $1.35 per share, to a consultant in exchange for services.

On April 11, 2014, the Company sold and issued 25,000 shares of common stock at $2 per share to a consultant.

On April 16, 2014, the Company sold and issued 50,000 shares of common stock to at $2 per share to a consultant.

On May 31, 2014, the Company sold and issued 37,500 shares of common stock to at $2 per share to consultant.

On June 5, 2014, the Company issued 25,000 shares of common stock, valued at $0.99 per share, to a consultant in exchange for services.

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

CES Synergies, Inc.

Date: November 13, 2014	By:	/s/ Clyde A. Biston
Clyde A. Biston
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

