Form 10-K
period 2014-12-31
CES Synergies, Inc.
filed 2015-03-25
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-55159

CES Synergies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	460839941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39646 Fig Street

P.O. Box 1299

Crystal Springs, FL 33524

(Address of principal executive offices, including zip code)

813-783-1688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes    ☑    No

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.24, was approximately $2,846,760. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of executive officer and affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of the registrant’s common stock outstanding as of March 17, 2015, was 46,730,500.

Documents incorporated by reference: None.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under Item 1A, “Risk Factors,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Background

CES Synergies, Inc. (the “Company”) is a Nevada corporation formed on April 26, 2010 under the name Green Living Concepts Inc. Prior to the Merger (discussed below), the Company specialized in assisting commercial and residential clients in building and/or remodeling their projects with sustainable and energy efficient solutions.

On November 1, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with CES Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company (the “Subsidiary”), and Cross Environmental Services, Inc. (“CES”). Pursuant to the Merger Agreement, the Subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the “Merger”), and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES (the “Acquisition Shares”), representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement.

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

* Clyde A. Biston was appointed Chief Executive Officer and Chairman on September 10, 2013.

(ii)     The Company filed Articles of Merger with the Secretary of State of Nevada, pursuant to which, effective November 8, 2013, the Company’s wholly-owned subsidiary, CES Synergies, Inc. (formed solely for the purpose of effecting a change in the Company’s name), merged with and into the Company, and the Company’s name changed to “CES Synergies, Inc.”

CES is a Florida corporation formed on February 10, 1988. CES is a full-service environmental, asbestos abatement, demolition, and mold remediation services company. On November 1, 2013, CES became a wholly-owned subsidiary of the Company pursuant to the Merger. Effective upon the Closing Date, the business of CES became the business of the Company.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and similar words refer to the Company and its wholly-owned subsidiaries (including CES), unless the context indicates otherwise.

Business Summary

Since its formation in 1988, CES has been providing asbestos abatement, demolition, and mold remediation services to city, state, and federal agencies. Additional customers of CES include general contractors, developers, project owners, and industrial and commercial clients. Much of our work has been founded on the removal of hazardous materials from structures ranging from residences to commercial and industrial applications, including secure defense contractor facilities, colleges, hospitals, and mid-rise and high-rise buildings and residential structures. Additionally, our experience working on federal projects, such as the Department of Interior, Bureau of Land Management Promiscuous Dump Clean Up, U.S. Fish and Wildlife Service Midway Atoll Asbestos and Lead Paint Cleanup, and Department of Defense Military Housing Privatization Initiative, gives us the expertise to provide the submittals and mandated government compliance documents for any size federal project.

Background

Since 1988, CES has been removing regulated and hazardous materials from industrial, commercial and residential spaces. Specifically, we have developed a niche market for our services that was facilitated by the Environmental Protection Agency’s National Emission Standards for Hazardous Air Pollutants (or NESHAP) regulations. Under these regulations, if a building or structure is altered, modified or renovated in any way, an environmental survey of the building will need to be completed and regulated hazardous materials (asbestos) will need to be removed prior to the alteration or renovation. We provide such services to our clients.

We also provide services related to the asbestos removal process including interior demolition, lead-based paint removal, mold abatement, and full-scale structural demolition. We are also adept at materials handling and we have participated in emergency response activities for multiple hurricanes, including Katrina, Rita, Gene, Francis, Ivan, and many others. We have been able to develop niche markets by maintaining a high level of technical competence coupled with prudent management and an energetic staff. We are willing to go to remote or extreme places to complete projects. Examples of locations at which we perform this type of work include Midway Atoll, Curacao, Guatemala, and remote Bahamian Islands. We also developed niches providing services in connection with various set-asides under federal law, including Service Connected Disabled Veteran Owned Small Business, Economically Disadvantaged Woman Owned Business, HUBZone, Veteran Owned, and Total Small Business. We have strategic alliances relating to all of such set-asides and have utilized these alliances to generate projects.

We have an established operating infrastructure, with numerous long-term contracts, blanket purchase orders, and ongoing relationships with a robust customer base.

Our management and employees are very experienced and are expert in their trades. We have eight project managers who have over 100 combined years of experience. All are skilled in project set-up, permitting, submittals, scheduling, and project close-out.

In addition to the tools made available to our project managers, we have a highly skilled staff of field personnel. We have multiple field superintendents and supervisors that have fifteen to twenty years’ experience. Many of these people have been with CES since its inception. Our field supervisory staff has, in the aggregate, over 200 man-years of experience. We believe that almost as important as the project personnel and related experience, is having modern late model equipment to work with. We have an extensive late model fleet of service trucks, box trucks, vans, excavators, loaders, dump trucks, semi tractors, and roll off trucks that can be deployed to any project. In addition to the large rolling stock and excavators, we have an extensive inventory of specialty equipment designed to provide demolition and abatement services inside a structure. This equipment includes but is not limited to skid steer loaders equipped with exhaust scrubbers, mini excavators equipped with hydraulic hammers, automated tile removing machines, airless sprayers, and various handheld power tools designed for material removal.

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

In 2014, Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (FDOT), accounted for 13.9% and 15.2% of revenue, respectively. In 2013, two customers accounted for more than ten percent of our total revenues: the FDOT (16.2%) and Sarasota County Schools (11.4%).

Presented below is a broad cross-section of recent customers segregated by customer classification:

Federal Agencies:

•	NASA
•	Bureau of Land Management
•	Smithsonian Institution
•	Department of the Air Force
•	Department of the Navy
•	Department of the Interior
•	National Park Service
•	Space Command
•	U.S. Army Corps of Engineers
•	Department of Interior
•	National Park Service

Industrial:

•	CEMEX
•	Florida Citrus Industry
•	JBT Foods
•	Martin Marietta
•	Exilis
•	Publix Super Markets

Commercial:

•	Jones Lang LaSalle
•	Ajax Contracting
•	Hensel Phelps
•	Whitesel-Green
•	J2 Enterprises

State, County, Municipal:

•	Florida Department of Transportation
•	Multiple Municipalities
•	University of South Florida
•	Sarasota County Schools
•	Orange County Schools

Services Strategy

We offer services in the environmental contracting arena. Our core business includes hazardous material removal (lead and asbestos), interior demolition, full scale demolition, and mold remediation. Historically, our customers have come to us either through a low bid environment or through direct negotiations. Within the last two and a half years, CES submitted a response to a solicitation for the U.S. General Services Administration (or GSA) environmental schedule, which was accepted. As a result, federal government agencies may contract with us without further need for procurement activities, and United Nations member countries may also utilize the contract vehicle if they desire. This arrangement allows us to avoid the costs associated with competitive bidding and also protects a portion of our contract margins.

We believe the GSA opportunities are a potential growth area for the Company. We intend, subject to obtaining sufficient capital, to implement advertising and marketing strategies and hire additional staff to grow our sales in this area.

We believe set-aside government contracting is an additional growth opportunity for us. We have participated in this sector of the federal market by teaming with firms that have the various set-aside designations. Additionally, we created our own Service Connected Disabled Veteran Owned Small Business in an effort to capture a portion of the federal market that had been previously off-limits to CES. Success to date with this firm has been limited to two current contracts.

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

Backlog and Awarded Projects

Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 30 days. Awarded backlog is created when a potential customer awards a project to us following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed review to determine the scope of the project. At this point, we also determine the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue in 2015. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 30-45 days and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

Facilities and Assets

In addition to the contract acquisition approach defined above, we anticipate expansion of services, facilities, and assets to increase revenue and profitability. Specifically, we plan to seek to acquire facilities that will promote business related to existing surplus equipment.  Our trucking fleet has been underutilized in recent months due to a desire to utilize subcontract trucking on our demolition projects. This approach means that we own several roll off trucks that have not been utilized in our business operations. In fact, we have recently removed several of them from service to reduce our overhead expense. We believe it would be fairly easy to start/add a debris management service to our existing business. We anticipate coupling this with a transfer station located in South Georgia to maximize the revenues from the anticipated trucking and landfill portion of our expansion.

Business Model

We intend to continue to operate largely as we have in the past, but on a larger scale. We will continue to prepare sealed bids for municipal, county, state, and federal projects. We will still respond to invitations to bid from private and public entities and we will continue to pursue set-aside and GSA opportunities. All of the systems and processes are in place to facilitate these ongoing procurement procedures. We plan to expand our systems to seek projects in a larger geographic area and for a larger customer base. In addition to expanding our environmental contracting services, we also anticipate adding debris management and disposal services. We plan to facilitate this effort through the use of direct sales made by a sales team which we plan to put into place. Specifically, we plan to put a sales team into place that will focus primarily on soliciting business.

Competition

Companies that compete with us both locally and on a national level include Cross Construction Services, Lang Environmental, and LVI Environmental Services Inc. (as well as others). We believe we have several competitive advantages. We have multiple employees that have been with us since or close to our inception. Our staff is very experienced and efficient. We make it a point to keep our key employees on staff and we keep them current with ongoing training. We believe our work force is one of the most experienced and well-trained in the industry. Our management staff possesses over 100 years of combined experience. We believe we have an edge over our competitors in terms of experience and technical ability.

We specifically target projects with robust requirements in tough locations because we have the experience and resources available to see them to fruition. Additionally, these projects are more profitable. We believe in long-term relationships and work to facilitate them with our customers. We believe that our ability to complete complex projects and to service our customers on a long term basis through difficult economic times gives us a strategic advantage over some of our competitors.

Government Regulations

We are subject to an extensive and frequently changing statutory and regulatory framework of federal, state, and local environmental, health, safety, and transportation authorities, which imposes significant compliance burdens and risks upon us. We believe we are in substantial compliance with all material federal, state, and local laws governing our material business operations. Nevertheless, amendments to existing statutes and regulations, adoption of new statutes and regulations and our expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in an increase in regulatory burdens that could cause related increases in costs and expenses.

The federal regulations of most importance to us are governed by the Occupational Safety and Health Administration, the Mine Safety and Health Administration, the Department of Transportation, and the Environmental Protection Agency. We are also significantly impacted by environmental regulations governed by state environmental protection agencies. We believe we are substantially in compliance with all material regulations. We conduct training programs and inspections on a regular basis. In addition, our brokers and insurance carriers also conduct inspections.

Permits and Licenses

Many states license such areas of our operations as asbestos abatement and general contracting.  In such states, employees and supervisors are required to receive training from EPA-approved and state-certified organizations and pass required tests. We are currently licensed to perform our services in approximately 11 states.  We also operate in certain states that do not have special asbestos abatement or general contracting license requirements; however, these states have adopted regulations regarding worker safety with which we must comply.

Employees

As of the date of the filing of this Annual Report on Form 10-K, we have 125 employees, all of whom work full time.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Business

Our substantial level of indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

As of December 31, 2014, the Company had $5,683,223 in notes payable and $1,781,512 in accounts payable and accrued expenses. Our level of indebtedness may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes and may make us more vulnerable to an economic downturn than our competitors with less debt.

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

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility of the price of our common stock. These quarterly and annual fluctuations may result from a number of factors, including:

•	the size of new contracts and when we are able to recognize the related revenue;
•	our rate of progress under our contracts;
•	the timing of customer and market acceptance of our product and service offerings;
•	budgeting cycles of our customers;
•	the mix of products and services sold;
•	changes in demand for our products and services;
•	level and timing of expenses for product development and sales, general and administrative expenses;
•	competition;
•	changes in our strategy; and
•	general economic conditions.

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

At some time in the future we may be required to pay fines or penalties due to regulatory enforcement proceedings and such fines or penalties could have a negative impact on our earnings. Additionally, regulatory authorities have the power to suspend or revoke permits or licenses needed for our operations, which may affect our customers' willingness to do business with us and/or our ability to conduct business. This, in turn, would impact our revenue and profitability. To date, we have never had any of our operating permits revoked, suspended or non-renewed involuntarily, although it is possible that any of these events could occur in the future.

Changes in environmental regulations or entry into related businesses may require us to make significant capital expenditures.

Changes in environmental regulations or our entry into new businesses can require us to make significant capital expenditures. Periodically the government revises rules and regulations regarding the handling and disposal of hazardous substances that requires us and other companies in the environmental services industry to invest in new equipment, training or other areas in order to remain in compliance. Additionally, future environmental regulations and acquisitions could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flows.

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

We may need to obtain additional financing over time to fund operations. Management cannot predict the extent to which we will require additional financing, and can provide no assurance that additional financing will be available on favorable terms or at all. The rights of the holders of any debt or equity that may be issued in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of shareholders’ proportionate equity interests in the Company. Failure to obtain financing or obtaining financing on unattractive terms could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management to execute our business plan, and to identify and pursue new opportunities. The loss of services of senior management, particularly Clyde A. Biston, CES’s founder and our Chief Executive Officer, could significantly delay or prevent the achievement of our strategic objectives. The loss of the services of senior management for any reason could adversely affect our business, prospects, financial condition and results of operations.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 29.10% of our revenues from two customers in 2014 (revenue for one of those customers was earned under eight separate contracts). If any of our major customers were to terminate or materially reduce their business relationships with us, our operating results would be materially harmed.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its common stock is quoted on the OTC Bulletin Board. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Crystal Springs, Florida, where we occupy 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by our Chief Executive Officer, Clyde A. Biston.  Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual rent of $180,000.  Rental expense incurred in 2014 under this lease agreement was $180,000.   The Company also pays the property taxes for use of the facilities, and has paid monthly rent of $15,000 since November 1, 2013.

We also lease satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana. Our monthly rent for these facilities in 2014 was $4,848, $2,293, and $750 respectively. We believe our facilities are adequate for their intended purposes and have capacities adequate for our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CESX.” There was minimal reported trading in the Company’s common stock during the Company’s fiscal years ended December 31, 2014 and 2013, and there has been limited reported trading to date in the Company’s common stock.

The following table shows the high and low bid prices for the Company’s common stock for the quarterly periods indicated. No bid information is available for the year ended December 31, 2013.

	Price
Quarter Ended	High	Low
March 31, 2014	$2.55	$1.00
June 30, 2014	$2.71	$0.20
September 30, 2014	$1.23	$0.23
December 31, 2014	$1.15	$0.07

As of March 17, 2015, there were approximately 52 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

On November 6, 2014, the Company issued 44,000 shares of common stock, valued at $0.85 per share, to a consultant in exchange for services rendered. In issuing these shares, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report on Form 10-K contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Service Contracts

For our asbestos abatement, demolition, and mold remediation contracts, we typically agree to provide all labor, supervision, material and equipment required to perform hazardous material abatement and disposal work as required.  Our interior demolition and certain exterior demolition contracts do not contain “hazardous material abatement” provisions. In the absence of such provisions, the Company is not contractually responsible for the elimination or reduction of polluting or hazardous substances such as asbestos, lead paint, polychlorinated biphenyls (PCB) in building materials, mold, fluorescent and high intensity discharge (HID) lamps, mercury, PCB ballasts, lead-acid battery electrolytes, fluorocarbons, equipment coolant, hydraulic fluids, and petroleum products. Our demolition contracts generally require us to provide all labor, supervision, material and equipment required for demolition and clearance on specified properties.

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

Tracking of job costs to manage financial risk is paramount at CES.  Through a Company-developed cost accounting system, jobs are tracked not only by phase (i.e., type of work) but also according to fifteen separate job cost codes that the Company has identified as essential for effective project management.  These cost codes are mapped to our bidding system, thereby allowing us to track the financial performance of all contract phases and to ensure that potential cost overruns can be identified and mitigated.

Job costing is fully integrated between all modules of our accounting system, which include accounts payable, accounts receivable, payroll, and inventory.  Direct job costs include:  labor (not drivers), driver labor, materials, subcontractors, labor service, job site costs (e.g., permits and rental equipment), dump fees (landfill), travel expenses, temporary lodgings, jobsite fuel, bonding costs, inspection fees (Department of Environmental Protection, etc.), testing/lab fees, workers’ compensation (by workers’ compensation classification), and indirect costs (which include costs indirectly incurred such as vehicle insurance, repairs and maintenance, fuel and oil).

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the year ended December 31, 2014, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the FDOT, accounted for 13.9% and 15.2% of our total revenue, respectively. For the year ended December 31, 2013, the FDOT was 16.2% of our total revenue and Sarasota County Schools were 11.4%.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at December 31, 2014 and December 31, 2013 was required.

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

Net Earnings (Loss) Per Share of Common Stock

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

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

We follow ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 and evaluates our tax positions on an annual basis.

Prior to November 1, 2013, CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the shareholders of CES were liable for individual federal income taxes on their respective shares of CES’s taxable income. Since the closing of the Merger on November 1, 2013, the Company is responsible for paying corporate income tax.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for 2014 and 2013 were $8 and $14, respectively. Historically, the Company has not relied on advertising and marketing to generate business. We recently hired a marketing/sales manager to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales grew 33%, or $5,220, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in sales is attributable to the addition of new sales staff in 2014 and an increase in the size of contracts awarded to the Company. The Company has not established any new business segments in 2014.

Revenues in the Demolition segment increased by $3,535, or 52%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenues in the Remediation segment increased by $1,875, or 24%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The Insulation segment experienced a $190 decrease in sales, or 26%, during the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. During the year ended December 31, 2014, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business that was either under way or awarded in 2014.

In 2014, approximately $1,569 of revenues were derived from contracts in Louisiana (compared to $1,199 in 2013). Revenues were more heavily concentrated in Florida in 2014 as a result of new contract wins in the state, including demolition contracts in Silver Springs (valued at $431) and with the FDOT (valued at $3,139), and remediation contracts at the Daytona Speedway (valued at $1,147), the Federal Courthouse in Jacksonville (valued at $376), Hill Middle School (valued at $367), and DTE Power Plant in Marysville, Michigan (valued at $3,554). The Daytona Speedway contract will also have a significant scrap revenue stream that will cover a portion of our funding of startup costs for the contract.

Sales Data

The following table shows net sales by operating segment and net sales by service during the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net Sales by Operating Segment:
Remediation	$9,977	25%	$7,965
Demolition	10,370	53%	6,764
Insulation	553	(26%)	744

Total net sales	$20,900	35%	$15,473

Segment Operating Performance (in thousands, except percentages)

The Company manages its business on a functional basis. Accordingly, the Company has determined its reportable operating segments, which are generally based on the types of services it provides, to be Remediation, Demolition and Insulation. Remediation derives its income from mold remediation and abatement services for a broad range of environments. Demolition offers full scale commercial demolition and wrecking. Insulation derives its revenue from re-insulation and insulation of new and remodeling projects.

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

The following table presents Remediation segment net sales information for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$9,977	$2,012	$7,965
Percentage of total net sales	48%	(3%)	51%

The increase in Remediation segment net sales during the year ended December 31, 2014 was caused by typical business fluctuations. Volatility in revenues arises because contracts are of a short duration (typically a month or less). Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The average size and number of projects in the segment in 2014 were greater than in 2013. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to have these highs and lows.

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

Hurricanes and natural disasters are the biggest factor in the creation of large scale demolition opportunities for the Company. As a result, this segment’s source of the majority of its work is unpredictable. Demolition contracts range widely in price from $30 to $20,000. Demolition contracts last anywhere from two weeks (to demolish a one-story masonry commercial building such as a home improvement store) to two years or more to demolish concrete slabs left by a hurricane such as Katrina.

The following table presents Demolition segment net sales information for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$10,370	$3,606	$6,764
Percentage of total net sales	50%	6%	44%

The increase in net sales for the Demolition segment during the year ended December 31, 2014 was caused primarily by the additional revenue from three major contracts: Press Park, Silver Springs, and Tampa International Airport. These are multi-year contracts, each now in their third year of performance. 2014 revenue from these three projects was $1,625.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	Change	2013
Net sales	$554	$(190)	$744
Percentage of total net sales	3%	(2%)	5%

The decrease in the Insulation segment net sales between the years ended December 31, 2014 and 2013 was caused primarily by a reduction in work provided by the aforementioned supermarket chain.

Gross Margin

Gross margin for the years ended December 31, 2014 and 2013 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statement of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2014	2013
Net sales	$20,846	$15,538
Cost of sales	16,142	11,852

Gross margin	$4,704	$3,686

Gross margin percentage	23%	24%

The gross margin percentage in the year ended December 31, 2014 was 23% compared to 24% in the year ended December 31, 2013. The increase in year-over-year cost of sales was caused by increased use of materials, increased job site and other indirect costs, and increases in dump fees and fuel costs, all the result of the increase in net sales. Gross margin percentage decreased by one percentage point, the result mainly of higher materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

The Company anticipates that gross margin during 2015 will be between 23% and 26%. In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition. In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products. To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur. The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the years ended December 31, 2014 and 2013 are as follows (in thousands, except for percentages):

	2014	Change	2013
General and administrative	$5,021	$1,361	$3,660
Percentage of total net sales	24%	-%	24%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the year ended December 31, 2014 was caused by a number of factors, including increases in compensation costs (increased by $667), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs, Florida, a building in Zephyrhills, Florida and an office in Miami, Florida (increased by $247), higher group health insurance costs, which rose due to a 46% increase in premiums and higher employee participation ($128), and increased professional fees associated with being a public company ($122).

Compensation costs increased as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $236), an increase in office salaries ($175) resulting from the hire of an internal IT Manager and in-house legal counsel, an increase in officers’ salaries ($214; since the Company restructured itself as a public company in 2013, the CEO no longer receives compensation through regular dividends), and higher field labor salaries ($30). The total number of employees at December 31, 2013 was 130, and at December 31, 2014, the total number of employees had decreased to 125.

Rent expenses increased as the Company now pays rent on its headquarter building in Crystal Springs, Florida, which is owned by the CEO. Prior to becoming a public company in November 2013, the Company was permitted to use the building at no cost. The Company also leased new premises in Zephyrhills, Florida in anticipation of needing more space in connection with its plans to expand its marketing and bidding activities.

Having in-house counsel allows the Company to improve the efficiency of contract reviews and negotiations. With a stronger legal presence, we also are able to successfully collect or litigate receivables in a more timely manner when needed.

The Company’s IT department has installed new servers and all offices are now connected remotely. Employees now routinely have video conferencing, which eliminates travel to the home office - saving time and gas. Additionally, project managers have tablets for their work in the field, which has improved the effectiveness of walk-through and preconstruction visits. Pictures and plans can be downloaded from the field to Company servers for instant access by anyone who needs to review them, prepare bids, etc.

Other Income and Expense

Other income and expense for the years ended December 31, 2014 and 2013 are as follows (in thousands, except percentages):

	2014	Change	2013
Other income	$155	$(16)	$171
Interest expense	(260)	(224)	(36)
Total other income/(expense), net	$(105)	(240)	$135

The year-over-year increase in other expense during the year ended December 31, 2014 was due primarily to higher interest costs resulting from the partial restructuring of the Company’s bank line of credit, and lower gains on disposals of assets.

Provision for Income Taxes

Prior to November 1, 2013, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, during and prior to 2013, CES did not pay federal or state corporate income taxes on its taxable income. Instead, its shareholders were liable for individual federal income taxes on their respective shares of CES’s taxable income. Therefore, no provision or liability for federal income taxes was included in our 2013 financial statements.

Provision for income taxes and effective tax rates for the years ended December 31, 2014 and 2013 was as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rate for the year ended December 31, 2014 was nil because of the losses carried forward from prior periods, which offset the profit recorded by the Company in the year.

Liquidity and Capital Resources (in thousands, except percentages)

The following table presents selected financial information and statistics as of and for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Cash, cash equivalents and marketable securities	$149	$250
Property, plant and equipment, net	$2,117	$2,161
Long-term debt	$3,337	$4,731
Working capital	$1,977	$2,825
Cash generated by/(used in) operating activities	$(365)	$392
Cash used in investing activities	$(534)	$(612)
Cash generated by financing activities	$799	$338

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

During 2014, cash used in operating activities of $(365) was a result of $160 of net income, non-cash adjustments to net income of $578 and a net change in operating assets and liabilities of $(1,104). Cash used in investing activities of $(534) during 2014 consisted of the purchase of property and equipment. Cash generated in financing activities during 2014 consisted primarily of new borrowings of $5,160 and capital contributions $(320), offset by repayment of debt $(4,681). There were no distributions in 2014 $(930).

During 2013, cash generated from operating activities of $392 was a result of $(154) of net loss, non-cash adjustments to net income of $597 and a net change in operating assets and liabilities of $(51). Cash used in investing activities of $(612) during 2013 consisted primarily of $(639) for the purchase of property and equipment. Cash generated in financing activities during 2013 consisted primarily of new borrowings of $1,802, offset by repayment of debt $(535) and distributions $(930).

Capital Assets

The Company’s capital expenditures were $535 during 2014, consisting of purchases of machinery and equipment for the remediation segment. The Company expects to raise up to $5,000 in new capital for capital expenditures in 2015, to renovate office space in Zephyrhills, and to open another satellite office in the south.

Long-Term Debt

To date the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, borrowings from banks, and loans from shareholders. The following debt was outstanding at December 31, 2014:

(i) Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.25%.  At December 31, 2014, $273 was outstanding under the loan.  In 2014, the Company borrowed $155 of principal under the loan.  At December 31, 2013, $118 was outstanding under the loan.  In 2013, the Company repaid $134 of principal under the loan.

(ii)  A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit was obtained on April 30, 2014, and matures April 30, 2015.  At December 31, 2014, $1,750 was outstanding under the line.  The line of credit was obtained to refinance and repay the previous line of credit from the bank, under which it had borrowed $3,983 at December 31, 2013.

(iii) Installment loan from shareholder, Clyde Biston, bearing annual interest at 6.15%. At December 31, 2014, $2,721 was outstanding under the loan. The loan is repayable in monthly payments of $23,994. There were no borrowings outstanding under the loan at December 31, 2013.

(iv)  Various installment loans, with interest rates ranging from 0% to 9.5%, secured by equipment and property.  At December 31, 2014, $938 was outstanding under these loans.  In 2014, the Company repaid $164 of principal under these loans.  At December 31, 2013, $1,102 was outstanding under these loans.  In 2013, the Company repaid $535 of principal under these loans.

At December 31, 2014, a total of $5,683 was outstanding under all loans and the line of credit.  $2,346 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde Biston.  Mr. Biston elected to receive part of his compensation in 2013 the form of distributions paid to himself as the sole shareholder.  No distributions were paid in 2014 by the Company or CES. The distributions are summarized in the following table (in thousands):

Dividends Paid

2013	$930
2014	-

Further details about compensation paid to Mr. Biston can be found under Item 10, “Directors, Executive Officers and Corporate Governance” below.

The Company does not expect to pay any dividends or make any distributions to shareholders in 2015.

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

Lease Commitments (dollars in thousands)

The Company is headquartered in Crystal Springs, Florida, where it occupies 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by the Company’s Chief Executive Officer, Clyde A. Biston. Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual cost of $180.

The Company also leases satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana. Monthly rent for these facilities is $4.8, $2.2, and $.75 respectively.

The Company’s major facility leases are typically for terms not exceeding one year and generally provide renewal options for terms not exceeding one additional year. Leases are for terms ranging from month-to-month to one year. As of December 31, 2014, the Company’s total future minimum lease payments under non-cancelable operating leases were $22.75 per month, or $273 in the aggregate for the full term of all such leases, all of which are leases for office space.

Other Obligations

In addition to the contractual obligations mentioned above, the Company had outstanding commitments to lease copiers totaling $46 in the aggregate for the full term of all such leases as of December 31, 2014.

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

7 Valley View Drive

Califon, New Jersey 07830

908-534-0008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CES Synergies, Inc.

We have audited the accompanying balance sheet of CES Synergies, Inc. and its subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of CES Synergies, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations, stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ John Scrudato CPA

Califon, New Jersey

March 20, 2014

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended December 31,
	2014	2013
Revenues	$20,846,119	$15,537,875
Cost of sales	16,142,507	11,852,022
Gross profit	4,703,612	3,685,853
General & administrative expenses	5,020,556	3,660,012
Net operating profit/ (loss)	(316,944)	25,841
Other expenses, net	(104,728)	(186,587)
Net profit/(loss) before income taxes	$(421,672)	$(160,746)
Income taxes	(81,339)	-
Net profit/(loss) after income taxes	(503,011)	(160,746)

Earnings per share
Basic and diluted	$(0.01)	$(0.003)

Shares used in computing earnings per share
Basic and diluted	46,730,500	46,525,000
Cash distributions declared per common share	$-	$0.02

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$149,455	$250,359
Advances to employees	14,006	20,223
Contracts receivable (net of allow. for bad debt)	6,365,274	3,965,709
Inventory	152,772	153,990
Cost and estimated earnings in excess of billings on uncompleted contracts	229,437	809,548
Total current assets	6,910,944	5,199,829
Property and equipment, net	2,117,217	2,160,818
Goodwill	1,446,855	1,446,855
Other assets	6,531	29,505
TOTAL ASSETS	$10,481,547	$8,837,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,570,259	$1,260,709
Accrued payroll	82,391	123,356
Billings in excess of costs and estimated earnings on uncompleted contracts	598,645	518,612
Notes payable	1,750,300	-
Current portion long-term debt	595,757	472,372
Total current liabilities	5,597,352	2,375,049
Long-term debt, net of current portion	3,337,166	4,731,468
Total long-term liabilities	3,337,166	4,731,468
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at December 31, 2014; $0.001 par value, 75,000,000 shares, at December 31, 2013 issued: 46,730,500 shares, at December 31, 2014; 46,525,000 shares, at December 31, 2013	46,730	46,525
Treasury stock, 80 shares, at cost	-	(129,356)
Additional paid in capital	1,281,048	1,084,058
Retained earnings	219,251	722,263
Total stockholders' equity	1,547,029	1,730,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,481,547	$8,837,007

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	surplus	Total
Balance at December 31, 2011	160	160	80	(129,356)	1,130,424	2,560,467	3,561,695
Distributions	-	-	-	-	-	(1,136,877)	(1,136,877)
Net income for the year ended December 31, 2012	-	-	-	-	-	389,083	389,083
Balance at December 31, 2012	160	160	80	(129,356)	1,130,424	1,812,673	2,813,901
Distributions	-	-	-	-	-	(929,663)	(929,663)
Adjustments to common stock and additional paid-in capital	39,524,840	39,365	-	-	(39,365)	-	-
Issuance of common stock for employment and services	7,000,000	7,000	-	-		-	7,000
Net income/(loss) for the year ended December 31, 2013	-	-	-	-	-	(160,744)	(160,744)
Balance at December 31, 2013	46,525,000	$46,525	80	$(129,356)	$1,091,058	$722,262	$1,730,490
Adjustments to common stock and additional paid-in capital	-	-	(80)	129,356	(129,356)	-	-
Issuance of common stock for employment and services	93,000	93	-	-	94,457	-	94,550
Issuance of common stock (sold)	112,500	112	-	-	224,888	-	225,000
Net income/(loss) for the year ended December 31, 2014	-	-	-	-	-	(503,011)	(503,011)
Balance at December 31, 2014	46,730,500	$46,730	-	$-	$1,281,048	$219,251	$1,547,029

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss) from continuing operations	$(503,011)	$(160,746)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	578,427	623,726
(Gain) Loss on Asset Disposal	(400)	(27,000)
(Increase) decrease in contracts receivable	(2,399,565)	(1,072,251)
(Increase) decrease in inventory	1,218	(18,848)
(Increase) decrease in other assets	29,191	2,738
(Increase) decrease in estimated earnings in excess of billings	580,111	(146,357)
Increase (decrease) in accounts payable and accrued expenses	1,268,585	704,341
Increase (decrease) in billings in excess of costs and estimated earnings	80,033	479,875
Net cash provided by (used in) operating activities	(365,411)	385,478
Cash flows from investing activities
Purchase property and equipment	(534,826)	(639,156)
Proceeds from disposal of equipment	400	27,000
Net cash provided by (used in) investing activities	(534,426)	(612,156)
Cash flows from financing activities
Payments on notes payable	(4,681,071)	(534,967)
Net proceeds from borrowings	5,160,454	1,802,225
Adjustments to common stock and additional paid-in capital	319,550	7,000
Distributions	-	(929,663)
Net cash provided by (used in) financing activities	798,933	344,595
Net increase (decrease) in cash	(100,904)	117,917
Cash, beginning of period	250,359	132,442
Cash, end of period	$149,455	$250,359

See accompanying Notes to Consolidated Financial Statements

NOTE 1 - Company Background

CES Synergies, Inc. (the “Company”) is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc. (“CES”) which was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2013, and CES is deemed the accounting acquirer under accounting rules (see Note 14). The Company is an asbestos and lead abatement contracting firm specializing in the removal of asbestos and lead from buildings and other structures, and demolition of structures. The Company’s services include removal of asbestos and lead, construction, installation, and repair of ceilings and insulation systems and demolition. Most of the Company’s jobs are located within the state of Florida, but the Company accepts and performs jobs throughout the southeastern United States.

NOTE 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and has adopted a year-end of December 31.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. These include the accounts of CES, and its wholly owned subsidiaries, Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. All significant intercompany account balances, transactions, profits and losses have been eliminated.

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

The Company has adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Concentrations of Credit Risk

The Company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2014 and 2013, the Company’s uninsured cash balances for those accounts were $0.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2014 and 2013.

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of December 31, 2014 and December 31, 2013.

Income Taxes

Tax expense comprises current and deferred tax. Current tax and deferred tax is recognized in profit or loss except to the extent that it relates to a business combination, or items recognized directly in equity or in other comprehensive income. Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable in respect of previous years. Current tax payable also includes any tax liability arising from the declaration of dividends. Deferred tax would be recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. No deferred tax is recognized since the difference in carrying amount is not significant.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2014 and 2013, there were no potential dilutive securities.

Common Stock

The Company currently has only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at December 31, 2014 was 250,000,000 and at December 31, 2013 was 75,000,000 shares, in each case with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 46,730,500 common shares at December 31, 2014 compared to 46,525,000 common shares at December 31, 2013.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income was equal to net income for the periods ended December 31, 2014 and 2013.

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

NOTE 4 - Contracts Receivable

Contracts Receivable consist of at:

	December 31, 2014	December 31, 2013
Billed
Completed Contracts	$4,146,946	$2,419,534
Contracts in Progress	1,652,910	936,929
Retained	766,418	810,246
Allowance for Bad Debts	(201,000)	(201,000)
Total	$6,365,274	$3,965,709

NOTE 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	December 31, 2014	December 31, 2013

Machinery and Equipment	$3,847,408	$3,569,815
Office Furniture and Equipment	172,635	91,676
Transportation and Earth Moving Equipment	8,717,743	8,548,243
Leasehold Improvements	30,189	24,000
Property, Plant and Equipment Gross	12,767,975	12,233,734
Less: Accumulated Depreciation	(10,650,758)	(10,072,916)
Property, Plant and Equipment Net	$2,117,217	$2,160,818

Depreciation expense for the twelve months ended December 31, 2014 and 2013 was $578,427 and $623,726, respectively.

NOTE 6 - Costs and Estimated Earnings on Contracts

For the year ended December 31, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit

Revenue on completed contracts	$14,877,686	$12,028.147	$2,849,539
Revenue on uncompleted contracts	5,968,434	4,114,360	1,854,074
Total for 12 months ended 12/31/14	$20,846,120	$16,142,507	$4,703,613

As of Dec 31, 2014:
Costs incurred on uncompleted contracts	4,482,275
Estimated earnings on uncompleted contracts	1,941,493
Revenues earned on uncompleted contracts	6,423,768
Billings to date	6,792,976
Total Net Amount	$(369,208)

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$229,437
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(598,645)

Total Net Amount	$(369,208)

For the twelve months ended December 31, 2013:

	Revenues Earned	Cost of Revenues	Gross Profit

Revenue on completed contracts	$12,444,308	$9,591,360	$2,852,948
Revenue on uncompleted contracts	3,035,535	2,227,000	808,535
Total for 12 months ended 12/31/13	$15,479,843	$11,818,360	$3,661,483

As of Dec 31, 2013:
Costs incurred on uncompleted contracts	$2,969,074
Estimated earnings on uncompleted contracts	1,319,248
Revenues earned on uncompleted contracts	4,288,322
Billings to date	3,997,387
Total Net Amount	$290,935

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$809,548
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(518,613)

Total Net Amount	$290,935

NOTE 7 – Long-Term Debt

Long-term debt consists of the following at December 31, 2014 and 2013:

	12/31/2014	12/31/2013

Demand loan from Shareholder, Clyde Biston, Payable in monthly payments of $4,632, interest rate of 4.25%.	$273,273	$118,130

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures April 30, 2015.	$1,750,300	$-

Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	$2,721,450	$-

Line of credit, Centennial Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit closed out April 30, 2014.	$-	$3,983,486

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	$938,200	$1,102,224
Total	5,683,223	5,203,840
Less: Current portion	(2,346,057)	(472,372)
Long-term debt, less current portion	$3,337,166	$4,731,468

NOTE 8 – Commitments and Contingencies

Principal payments on long-term debt are due as follows:

Year ending December 31,
2015	$2,346,057
2016	549,004
2017	341,474
2018	231,751
2019+	2,214,937
$5,683,223

Contingencies

None.

NOTE 9 – Earnings per Share

	12/31/2014	12/31/2013

Net Income/ (Loss)	$(503,011)	$(160,746)
Weighted-average common shares outstanding
Basic:	46,730,500	46,525,000

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,641,884	46,525,000
Earnings/(loss) per common shares outstanding
Basic and Diluted	$(0.0108)	$(0.003)

NOTE 10 - Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred as of December 31, 2014 and 2013 under such agreements were $378,485, and $131,424, respectively.

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. Our President and Chief Executive Officer owns a majority of our shares, meaning he can exert significant influence over corporate decisions and strategy. Related party transactions for the period include the following:

Leased Facilities

The Company operates primarily out of facilities owned by the majority shareholder of the Company. Beginning in June 1995, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the twelve months ended December 31, 2014 under the lease agreement for the shareholder-owned facilities were $210,222.

NOTE 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the twelve months ended December 31, 2014 and 2013 are $0 and $0, respectively.

NOTE 13 – Income Tax Provisions

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

For financial reporting purposes, income before income taxes includes the following components:

	2014	2013
United States	$(503,011)	$(153,746)
Foreign	-	-
Total	$(503,011)	$(153,746)

The expense(benefit) for income taxes consists of:

Current:	2014	2013
Federal	$69,025	$-
State	12,314	-
Foreign	-	-
Total	81,339	$-
Deferred and other:
Federal	$-	$-
State	-	-
Foreign	-	-

Total tax expense	$81,339	$-

NOTE 14 – Reverse Acquisition

On November 1, 2013, CES entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CES Acquisitions, Inc. (“Subsidiary”), and CES Synergies, Inc., a shell company that traded on the OTC bulletin board. Pursuant to the Merger Agreement, the Subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the “Merger”); and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES (the “Acquisition Shares”), representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement. The share exchange is being accounted for as a recapitalization, and not as a business combination under the scope of FASB ASC Topic 805. CES is the acquirer for accounting purposes and CES Synergies, Inc., is the acquired company. Accordingly, CES’s subchapter S corporate status was terminated on November 1, 2013.

NOTE 15 – Subsequent Events

The Company has performed an evaluation of subsequent events through, March 3, 2015, the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

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

Remediation is one segment of the Company that derives its income from mold remediation and abatement services for a broad range of environments. Demolition offers full scale commercial demolition and wrecking down to interior and selective demolition and strip down services. Our third segment, Insulation, derives its revenue from re-insulation and insulation of new and remodeling projects.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

	Years ended December 31,
	2014	2013
Remediation Segment

Revenue	$9,976,891	$7,964,558
Cost of Revenues	7,073,954	6,052,171
Gross Profit	2,902,937	1,912,387

General & Administrative Expense	2,710,398	2,015,969
Other (Income)/Expense	7,308	(3,825)

Net Income (Loss) from Segment	$185,231	$(99,757)

	Years ended December 31,
	2014	2013
Demolition Segment

Revenue	$10,370,300	$6,764,215
Cost of Revenues	8,749,506	5,217,714
Gross Profit	1,620,794	1,546,501

General & Administrative Expense	2,213,444	1,571,123
Other (Income)/Expense	16,248	(24,762)

Net Income (Loss) from Segment	$(608,898)	$(49,384)

	Years ended December 31,
	2014	2013
Insulation Segment

Revenue	$553,389	$743,467
Cost of Revenues	463,973	594,311
Gross Profit	89,416	149,156

General & Administrative Expense	169,630	155,404
Other (Income)/Expense	(870)	(1,643)

Net Income from Segment	$(79,344)	$(4,605)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors. Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Name	Position
Clyde A. Biston	Chief Executive Officer, Chairman of the Board of Directors
Sharon Rosenbauer	Chief Financial Officer, Treasurer, Vice President, Director
John Tostanoski	President, Director
James Everett	Chief Operating Officer, Secretary, Director
James Smith	Vice President
Jeff Chartier	Director

Clyde A. Biston, age 65, is the founder and has been Chief Executive Officer of CES since 1988 and has been the Chairman of the Board of Directors and the Chief Executive Officer of the Company since September 10, 2013.  Mr. Biston has over 40 years’ experience in the general construction and asbestos abatement industry. Prior to entering the abatement profession, he operated a building contractor business. In the nine years prior to the formation of CES, Mr. Biston personally supervised the removal of more than 2 million square feet of asbestos containing materials on projects in Florida and Georgia, as well as many large-scale demolition and remediation projects. Mr. Biston’s experience as founder of CES qualifies him to serve on the Company’s Board of Directors.

Sharon Rosenbauer, age 64, has been with CES since 1992 and has been a director and the Chief Financial Officer, Treasurer, and Vice President of the Company since November 1, 2013. She started at CES as its sole bookkeeper, and has been CES’s Vice President since 2009 and Treasurer since 1998. Prior to joining CES, Ms. Rosenbauer worked as an auditor for both the Hilton and Holiday Inn Corporations. Ms. Rosenbauer was also employed with Gladieu Corporation as the Price Administrator and Contract Negotiator with her primary focus in cost-accounting. Ms. Rosenbaeur’s experience at CES qualifies her to serve on the Company’s Board of Directors.

John Tostanoski, age 61, has been with CES since 2003 (as its General Manager of South Florida Operations) and has been a director and the President of the Company since November 1, 2013. Mr. Tostanoski has over forty years of contracting and consulting experience in the environmental industry, including project management, analytical testing, contamination assessment and remediation, asbestos and lead assessment and remediation, indoor air quality, expert testimony and regulatory intervention. His responsibilities have included all aspects of administrative, financial, marketing, personnel, and quality oversight. Mr. Tostanoski has also served as a principal environmental consultant to several Fortune 500 companies, developing baseline and compliance monitoring programs, establishing hazardous waste management plans, indoor air quality surveys and monitoring, large scale asbestos surveys and abatements, industrial waste permitting and pretreatment design. Mr. Tostanoski received his BS in Environmental Sciences from Florida International University. Mr. Tostanoski’s contracting and consulting experience qualify him to serve on the Company’s Board of Directors.

James Everett, age 48 has been with CES since 2003 (as a Project Manager) and has been a director and the Chief Operating Officer and Secretary of the Company since November 1, 2013. He has worked in the construction industry since 1982 and has a diverse background in infrastructure improvement and industrial construction.  Over the past fifteen years, Mr. Everett has managed projects in seventeen states including many design-built projects. These projects have ranged from infrastructure improvements for NASA, USACOE, The Department of Navy, The Department of Army, The Bureau of Indian Affairs, and The Bureau of Prisons, as well as numerous state, county and municipal work. In addition to infrastructure improvement projects, Mr. Everett was the project engineer for multiple large earthmoving projects. These projects include several thousand acres of post-mining land reclamation where earthmoving quantities exceeded 10 million cubic yards. Prior to joining CES, from 2000 to 2003, Mr. Everett was the Vice President for Madrid Engineering Group, Construction Services Division. Mr. Everett received his BS in Building Construction and Engineering Management from the University of West Florida. Mr. Everett’s infrastructure improvement and industrial construction knowledge and experience qualify him to serve on the Company’s Board of Directors.

James Smith, age 56, has been with CES since 1995 (as its Head Project Manager), has been the Vice President of the Company since November 1, 2013, and has over 20 years of experience in the supervision of asbestos abatement projects throughout the United States and over 15 years of experience in commercial general construction. Mr. Smith has experience as an operations manager, supervisor, and estimator of construction, abatement, remediation, and selective demolition projects throughout the United States and abroad.

Jeff Chartier, age 51, has over 30 years of experience in the financial industry and has been a director of the Company since November 1, 2013. His Wall Street career began in 1981 as a floor runner at Prudential-Bache Securities on the commodities exchange. By 1996, he was Vice President at Morgan Stanley and won the Morgan Stanley Dean Witter National Sales Directors Award along with numerous other awards for sales and customer service excellence.  In 2002, Mr. Chartier started his own firm, Chartier Financial, offering full service retail brokerage products to his clients.  Mr. Chartier then resigned from the industry as a broker in 2009 to become President of Green EnviroTech Holdings Corp.  Since resigning from Green EnviroTech Holdings Corp. in February 2011, Mr. Chartier has formed a consulting firm to assist and consult with private companies looking to enter the public marketplace. Mr. Chartier’s financial and business executive knowledge and experience qualify him to serve on the Company’s Board of Directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. These roles are currently combined, with Mr. Biston serving as Chief Executive Officer and Chairman.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the appetite for risk of the Board of Directors. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is available on our website at www.cessynergies.com.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The entire Board of Directors acts as the Audit Committee and the Board of Directors has no separate committees. The Company has no qualified “audit committee financial expert” at this time because it has not been able to identify a qualified candidate to serve on its Board of Directors. Further, the Company believes that it has inadequate financial resources at this time to retain an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, and 5 filed for the fiscal year ended December 31, 2014, we believe that all of our directors, officers, and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them and that all such forms were timely filed, except for one Form 4 that was not timely filed by one of our directors, Jeffrey Chartier, to report one transaction. Rather than filing a Form 4, Mr. Chartier filed a Form 5 to report the transaction in December of 2014.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to the Company’s Chief Executive Officer. No other officer of the Company received compensation in excess of $100,000 for the Company’s last two completed fiscal years.

Name and				Stock	Option	Non-Equity Incentive Plan	Non- Qualified Deferred Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation*	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Clyde A. Biston*	2014	$350,000	-	-	-	-	-	$	$350,000

Chief Executive Officer, Chairman	2013	$136,227	-	-	-	-	-	$929,663	$1,065,890

No other executive received more than $100,000 in annual compensation in 2013 or 2014.

*	Prior to November 1, 2013, CES was operated as a subchapter S Corporation. Clyde A. Biston was the sole shareholder, and was compensated mostly in the form of distributions made from the Company’s net profit, and for which Mr. Biston personally paid income taxes. Effective November 1, 2013, Mr. Biston’s annual salary was changed to $350,000. As a C Corporation, the Company will no longer make distributions to Mr. Biston as previously done under the under the S Corporation structure.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our named executive officers as of December 31, 2014.

Director Compensation

Mr. Biston did not receive any additional compensation for his service as the Chairman of the Company’s Board of Directors. Messrs. Tostanoski and Everett and Ms. Rosenbauer are executive officers, other than named executive officers, who do not receive additional compensation for their services as directors. No non-employee director of the Company received any compensation for services as director for the year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 17, 2015 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise noted, the address of each principal shareholder is c/o CES Synergies, Inc., 39646 Fig Street, P.O. Box 1299, Crystal Springs, FL 33524.

Named executive officers and directors:	Number of Shares beneficially owned	Percentage of class beneficially owned*
Clyde A. Biston	31,850,000	68.2%
John Tostanoski	1,925,000	4.1%
James Everett	1,925,000	4.1%
Sharon Rosenbauer	1,925,000	4.1%
James Smith	1,925,000	4.1%
Jeff Chartier (1)	2,275,000	4.9%
All directors and executive officers as a group (6 persons)	41,825,000	89.5%

_____________________

*    The percentage of class beneficially owned is based on 46,730,500 shares of common stock issued and outstanding as of March 17, 2015.

(1)  Represents shares held by Strategic Capital Markets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We operate out of two facilities owned by Clyde A. Biston, our Chief Executive Officer. Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into two lease agreements with Mr. Biston for rental of the facilities for an aggregate annual rent of $235,320 ($180,000 per year with respect to the Crystal Springs facilities and $55,320 per year with respect to the Zephyrhills facilities), all of which is paid to Mr. Biston directly. The lease agreements expire on November 1, 2015, but automatically renew for additional 48 month terms. The Company also pays the property taxes for use of the facilities.

In April 2014, our wholly-owned subsidiary, CES, issued an adjustable rate note in the principal amount of $2,800,000 (the “Note”) to Mr. Biston. The Note bears interest at an initial rate of 6.15% per year, subject to adjustment on May 25, 2019 and every 60 days thereafter to a rate equal to 4.5% plus the five-year Swap Rate. Interest and principal on the Note is due in 180 monthly installments of $23,994, which commenced on May 25, 2014, with the final payment due on or before April 25, 2029. At December 31, 2014, $2,721,450 was outstanding under the Note. During the year ended December 31, 2014, we paid $78,550 in principal and $113,402 in interest under this Note.

In September, 2014, we entered into an additional promissory note with Mr. Biston pursuant to which Mr. Biston provided us with a loan in the aggregate amount of $250,000. Interest on the loan accrues at a rate of 4.25% per annum, and we are obligated to make monthly principal and interest payments to Mr. Biston in the amount of $4,632 per month. At December 31, 2013, $118,130 was outstanding under the loan, and at December 31, 2014, $273,273 was outstanding under the loan. During the year ended December 31, 2013, we paid $124,882 in principal and $19,200 in interest under this loan. During the year ended December 31, 2014, we paid $94,857 in principal and $178,416 in interest under this loan.

Director Independence

None of our directors is “independent” as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by John Scrudato CPA (“Scrudato”), our registered independent public accounting firm, for the year ended December 31, 2014:

Fiscal Year Ended
Description of services	December 31, 2014	December 31, 2013

Audit fees	$28,068	$28,800
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees.    Audit fees represent fees for professional services performed by Scrudato for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

 Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Scrudato that are reasonably related to the performance of the audit or review of our financial statements. Scrudato did not perform any audit-related services in 2014 or 2013.

Tax Fees. Scrudato did not perform any tax compliance services in 2014 or 2013.

All other fees.    Scruadato did not receive any other fees for 2014 or 2013.

The aggregate fees billed to the Company for the Company’s fiscal years ended December 31, 2014 and 2013, by Ronald R. Chadwick, P.C. (“Chadwick”), the Company’s former registered independent public accounting firm, which was dismissed by the Company in favor of Scrudato effective November 1, 2013, were as follows:

	Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit fees	$-	$4,750
Audit – related fees	-	-
Tax fees	-	500
All other fees	-	-

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 1, 2013, among the Company, CES Acquisitions, Inc. and Cross Environmental Services, Inc. (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.1	Articles of Incorporation (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.2	Articles of Merger (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.3	By-laws (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.4	Amendment to By-laws (filed as exhibit to 8-K filed on September 16, 2013 and incorporated herein by reference)
3.5	Certificate of Amendment to Articles of Incorporation (filed as exhibit to 8-K filed on March 13, 2014 and incorporated herein by reference)
3.6	Certificate of Correction (filed as exhibit to 8-K filed on March 13, 2014 and incorporated herein by reference)
10.1	Promissory Note, dated December 27, 2012, by CES in favor of Florida Traditions Bank (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.2*	Executive Employment Agreement, dated March 7, 2014, between the Company and James Everett (filed as exhibit to 10-K filed on March 28, 2014 and incorporated herein by reference)
10.3*	Executive Employment Agreement, dated March 7, 2014, between the Company and Sharon Rosenbauer (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.4*	Executive Employment Agreement, dated March 7, 2014, between the Company and James Smith (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.5*	Executive Employment Agreement, dated March 7, 2014, between the Company and John Tostanoski (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.6	Adjustable Rate Note, dated April 25, 2014, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on April 29, 2014 and incorporated herein by reference)
10.7	Promissory Note, dated April 30, 2014, by CES in favor of Florida Traditions Bank, in the aggregate principal amount of $1,750,000.
21	Subsidiaries of the Company: Cross Environmental Services, Inc., Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. (Florida corporations) (filed as exhibit to Form 10-K filed on March 28, 2014 and incorporated herein by reference).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CES SYNERGIES, INC.

Dated: March 25, 2015	By:	/s/ Clyde A. Biston
Name: Clyde A. Biston
Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clyde A. Biston	Chief Executive Officer, Chairman	March 25, 2015
Clyde A. Biston	(principal executive officer)

/s/ Sharon Rosenbauer	Chief Financial Officer, Director	March 25, 2015
Sharon Rosenbauer	(principal financial and accounting officer)

/s/ John Tostanoski	President, Director	March 25, 2015
John Tostanoski

/s/ James Everett	Chief Operating Officer, Director	March 25, 2015
James Everett

/s/ Jeff Chartier	Director	March 25, 2015
Jeff Chartier

