Form 10-Q
period 2015-03-31
CES Synergies, Inc.
filed 2015-05-13
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant’s telephone number, including area code: 813-783-1688

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 4, 2015
Common Stock, $0.001 par value	46,730,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CES SYNERGIES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$227,350	$149,455
Advances to Employees	14,243	14,006
Contracts Receivable (net of allowance for bad debt)	3,324,985	6,365,274
Inventory	173,182	152,772
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	626,298	229,437
Total current assets	4,366,058	6,910,944

Property and Equipment
Furniture, Fixtures, and Equipment	12,853,175	12,767,975
Less: accumulated depreciation	(10,777,699)	(10,650,758)
Net property & equipment	2,075,476	2,117,217

Other assets
Goodwill	1,446,855	1,446,855
Other assets	6,090	6,531
Total other assets	1,452,945	1,453,386
TOTAL ASSETS	$7,894,479	$10,481,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$983,110	$2,570,259
Accrued payroll/expenses	39,528	82,391
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	471,509	598,645
Notes payable	1,750,300	1,750,300
Current Portion Long-term Debt	595,757	595,757
Total current liabilities	3,840,204	5,597,352
Long-term liabilities
Long-term debt, net of current portion	3,222,124	3,337,166
Total long-term liabilities	3,222,124	3,337,166

Stockholders' equity
Common Stock, $0.001 par value, authorized 250,000,000 shares, March 31, 2015 and December 31, 2014
Issued: 46,730,500 shares at March 31, 2015; and 46,730,500 shares at December 31, 2014	46,730	46,730
Treasury Stock, 80 Shares, at Cost	-	-
Additional Paid in Capital	1,281,048	1,281,048
Retained earnings	(495,627)	219,251
Total stockholders' equity	832,151	1,547,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,894,479	$10,481,547

 See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended
	March 31, 2015	March 31, 2014
Revenues	$3,523,357	$3,812,585
Cost of sales	2,850,038	3,160,075
Gross profit	673,319	652,510
General & administrative expenses	1,318,880	1,175,644
Net operating loss	(645,561)	(523,134)
Other expenses, net	(69,317)	(52,122)
Loss before income taxes	(714,878)	(575,256)
Income taxes	-	-
Net loss	$(714,878)	$(575,256)
Loss per share
Basic and diluted	$(0.02)	$(0.01)

Shares used in computing loss per share	46,730,500	46,549,000
Cash distributions declared per common share

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Operating Activities
Net Loss	$(714,878)	$(575,256)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	126,941	138,328
Decrease (Increase) in:
Contracts receivable	3,040,290	671,319
Other assets	204	26,803
Inventories	(20,411)	(14,388)
Cost & estimated earnings in excess of billings on uncompleted contracts	(396,861)	(136,734)
Increase (Decrease) in:
Accounts payable	(1,587,149)	69,181
Accrued liabilities	(42,863)	(7,273)
Billings in excess of costs and estimated earnings	(127,136)	(103,188)
Total Adjustments	993,015	644,048
Net cash provided (used) by operating activities	$278,137	$68,792

Investing Activities:
Purchase of property and equipment	(85,200)	(79,079)
Proceeds from disposal of equipment	-	-
Net cash provided (used) by investing activities	(85,200)	(79,079)

Financing Activities:
New borrowings	85,200	-
Debt reduction	(200,242)	(199,790)
Proceeds from issuance of common stock	-	32,400
Net cash provided (used) by financing activities	(115,042)	(167,390)

Net increase (decrease) in cash	77,895	(177,677)

Cash at beginning of period	149,455	250,359

Cash at end of period	$227,350	$72,682

Supplemental Disclosures
Interest paid	$58,295	$50,561
Income taxes paid	$-	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

MARCH 31, 2015

(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Company Background

CES Synergies, Inc. (unless otherwise indicated, together with its consolidated subsidiaries, the “Company”) is a Nevada corporation formed on April 26, 2010. The Company is the parent company of Cross Environmental Services, Inc. (“CES”) which was incorporated in 1988 in the state of Florida. The Company acquired CES in a reverse merger transaction that closed on November 1, 2014, and CES is deemed the accounting acquirer under accounting rules (see Note 14). The Company is an asbestos and lead abatement contracting firm specializing in the removal of asbestos and lead from buildings and other structures, and demolition of structures. The Company’s services include removal of asbestos and lead, construction, installation, and repair of ceilings and insulation systems and demolition. Most jobs are located within the state of Florida, but the Company accepts and performs jobs throughout the southeastern United States.

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. These include the accounts of Cross Environmental Services, Inc., and its wholly-owned subsidiaries, Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. All significant intercompany account balances, transactions, profits and losses have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815, “Derivatives and Hedging.”

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

Concentrations of Credit Risk

The company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2015 and 2014, the Company’s uninsured cash balances for those accounts were $0.

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

Equipment:	3-10 years

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended March 31, 2015 and 2014.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of March 31, 2015 and March 31, 2014.

Income Taxes

Tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in profit or loss except to the extent that they relate to a business combination, or items recognized directly in equity or in other comprehensive income. Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable in respect of previous years. Current tax payable also includes any tax liability arising from the declaration of dividends. Deferred tax would be recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. No deferred tax is recognized since the difference in carrying amount is not significant.

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the periods ended March 31, 2015 and 2014 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at March 31, 2015 and 2014 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 46,730,500 at March 31, 2015 compared to 46,549,000 common shares at March 31, 2014.

Comprehensive Loss

Comprehensive loss represents net loss plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive loss was equal to net loss for the periods ended March 31, 2015 and 2014.

Note 3 – Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Update No. 2012-02, July 2012, Intangibles—Goodwill and Other (Topic 350): In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

FASB Update No. 2012-06, October 2012, Business Combinations (Topic 805): When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).

FASB Update No. 2014-01, January 2014, Balance Sheet (Topic 210): The amendments in this update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in FASB Update 2011-11.

Note 4 – Contracts Receivable

Contracts Receivable consist of at:

	For the three months ended
	March 31, 2015	March 31, 2014
Billed
Completed Contracts	$1,800,522	1,877,183
Contracts in Progress	1,068,624	812,355
Retained	656,839	805,852
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$3,324,985	$3,294,390

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	For the three months ended
	March 31, 2015	March 31, 2014
Machinery and Equipment	$3,847,408	$3,569,815
Office furniture and Equipment	172,635	169,255
Transportation and Earth Moving Equipment	8,802,943	8,548,243
Leasehold Improvements	30,189	25,500
Property, Plant and Equipment Gross	12,853,175	12,312,813
Less: Accumulated Depreciation	(10,777,699)	(10,211,245)
Property, Plant and Equipment Net	$2,075,476	$2,101,568

Depreciation expense for the twelve months ended March 31, 2015 and 2014 was $126,941 and $138,328 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the three months ended March 31, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,129,367	$1,662,064	$467,303
Revenue on uncompleted contracts	1,393,989	1,187,975	206,014
Total for 3 months ended 3/31/15	$3,523,356	$2,850,039	$673,317

As of March 31, 2015
Costs incurred on uncompleted contracts	$5,289,580
Estimated earnings on uncompleted contracts	1,984,707
Revenues earned on uncompleted contracts	7,274,287
Billings to date	7,119,498
Total Net Amount	$154,789

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$626,298
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(471,509)

Total Net Amount	$154,789

For the three months ended March 31, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,286,192	$1,733,149	$553,043
Revenue on uncompleted contracts	1,526,393	1,426,926	99,467
Total for 3 months ended 3/31/14	$3,812,585	$3,160,075	$652,510

As of March 31, 2014
Costs incurred on uncompleted contracts	$3,680,115
Estimated earnings on uncompleted contracts	1,033,437
Revenues earned on uncompleted contracts	4,713,552
Billings to date	4,182,694
Total Net Amount	$530,858

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$946,282
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(415,424)

Total Net Amount	$530,858

Note 7 – Long-Term Debt

Long-term debt consists of the following at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $4,632, interest rate of 4.25%.	$250,275	$39,523

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit matures on April 30, 2015.	$1,750,300	$-

Installment loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	$2,677,259	$-

Line of credit, Centennial Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit matured on April 30, 2014.	$-	$3,983,486

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	$890,347	$981,038
Total	5,568,181	5,004,047
Less: Current portion	(2,346,057)	(472,372)
Long-Term debt, less current portion	$3,222,124	$4,531,675

Note 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2015	$2,346,057
2016	549,004
2017	341,474
2018	231,751
2019+	2,099,895
$5,568,181

Contingencies

None.

Note 9 – Loss per Share

	For the three months ended
	March 31, 2015	March 31, 2014

Net Loss	$(714,878)	$(575,256)
Weighted-average common shares outstanding
basic:	46,730,500	46,549,000

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,530,500	46,549,000

Loss per share outstanding
Basic and Diluted	$(0.015)	$(0.012)

Note 10 – Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred as of March 31, 2015 and 2014 under such agreements were $94,997, and $21,390, respectively.

Note 11 – Related Party Transactions

For the purposes of these notes to consolidated financial statements, parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. Clyde A. Biston, the chairman of board of directors and former CEO of the Company, owns a majority of our shares, meaning he can exert significant influence over corporate decisions and strategy. Related party transactions for the period include the following:

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company. Beginning in June, 1995, the Company has been allowed to use the facilities rent-free. As of November 1, 2014 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the three months ended March 31, 2015 under the lease agreement were $66,725.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended March 31, 2015 and 2014 are $0 and $0, respectively.

Note 13 – Income Tax Provisions

Management of the Company considers the likelihood of changes by tax authorities in its filed income tax returns and recognizes a liability for or discloses potential significant changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in income tax returns filed that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

For financial reporting purposes, for the three months ending March 31, 2015 and 2014, income before income taxes includes the following components:

	March 31, 2015	March 31, 2014
United States	$(714,878)	$(575,256)
Foreign	-	-
Total	$(714,878)	$(575,256)

The expense (benefit) for income taxes consist of:

Current:	2015	2014
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

Note 14 – Reverse Acquisition

On November 1, 2014, CES entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CES Acquisitions, Inc. (the “Subsidiary”) and the Company, which was a shell company that traded on the OTC bulletin board. Pursuant to the Merger Agreement, the Subsidiary merged into CES, such that CES became a wholly-owned subsidiary of the Company (the “Merger”); and the Company issued 35,000,000 shares of the Company’s common stock to the shareholders of CES, representing approximately 75.2% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement. The share exchange is being accounted for as a recapitalization, and not as a business combination under the scope of FASB ASC Topic 805. CES is the acquirer for accounting purposes and the Company is the acquired company. Accordingly, CES’s subchapter S corporate status was terminated at the date of the Merger.

Note 15 – Subsequent Events

The Company has performed an evaluation of subsequent events through, April 30, 2015, the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating loss to measure segment performance as recorded below:

	For the three months ended
	March 31, 2015	March 31, 2014
Remediation Segment

Revenue	$2,033,840	$908,241
Cost of Revenues	1,932,641	765,445
Gross Profit	101,199	142,796

General & Administrative Expense	459,081	316,930
Allocated CES Admin. Expenses	167,570	172,320
Other Expense	1,343	3,470

Net Loss from Segment	$(526,795)	$(349,924)

	For the three months ended
	March 31, 2015	March 31, 2014
Demolition Segment

Revenue	$1,400,338	$2,758,692
Cost of Revenues	1,127,159	2,255,746
Gross Profit	273,179	502,946

General & Administrative Expense	219,344	196,907
Allocated CES Admin. Expenses	193,462	496,681
Other Expense	18,061	7,229

Net Loss from Segment	$(157,688)	$(197,871)

	For the three months ended
	March 31, 2015	March 31, 2014
Insulation Segment

Revenue	$89,179	$150,843
Cost of Revenues	84,654	129,375
Gross Profit	4,525	21,468

General & Administrative Expense	24,700	20,869
Allocated CES Admin. Expenses	10,260	28,720
Other Income	(39)	(660)

Net Loss from Segment	$(30,396)	$(27,461)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 25, 2015 (the “2014 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2014 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this Form 10-Q to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to CES Synergies, Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview and Highlights

Since its formation in 1988, Cross Environmental Services, Inc. (“CES”), a wholly-owned subsidiary of the Company, has been providing asbestos abatement, demolition, and mold remediation services to city, state, and federal agencies. Our customers include general contractors, developers, project owners, and industrial and commercial clients. Much of our work has been founded on the removal of hazardous materials from structures ranging from residences to commercial and industrial applications, including secure defense contractor facilities, colleges, hospitals, and mid-rise and high-rise buildings and residential structures. Additionally, our experience working on federal projects, such as the Department of Interior, Bureau of Land Management Promiscuous Dump Clean Up, U.S. Fish and Wildlife Service Midway Atoll Asbestos and Lead Paint Cleanup, and Department of Defense Military Housing Privatization Initiative, gives us the expertise to provide the submittals and mandated government compliance documents for any size federal project.

CES removes regulated and hazardous materials from industrial, commercial and residential spaces. Specifically, we have developed a niche market for our services that was facilitated by the Environmental Protection Agency’s National Emission Standards for Hazardous Air Pollutants, or NESHAP, regulations. Under these regulations, if a building or structure is altered, modified or renovated in any way, an environmental survey of the building must be completed and regulated hazardous materials (asbestos) must be removed prior to the alteration or renovation. We provide such services to our clients.

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

Service Contracts

We offer services in the environmental contracting arena. Our core business includes hazardous material removal (lead and asbestos), interior demolition, full scale demolition, and mold remediation. Historically, our customers have come to us either through a low bid environment or through direct negotiations. Within the last two and a half years, CES submitted a response to a solicitation for the U.S. General Services Administration, or GSA, environmental schedule, which was accepted. As a result, federal government agencies may contract with us without further need for procurement activities, and United Nations member countries may also utilize the contract vehicle if they desire. This arrangement allows us to avoid the costs associated with competitive bidding and also protects a portion of our contract margins.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended March 31, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (“FDOT”), accounted for 10% and 21% of our total revenue, respectively. For the quarter ended March 31, 2014, the FDOT accounted for 16.2% of our total revenue and Sarasota County Schools accounted for 11.4%.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at March 31, 2015 and December 31, 2014 was required.

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

Recoverability of Long-Lived Assets

We review the recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future cash flows from our operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale are carried at the lower of the then-current carrying value or fair value less estimated costs to sell.

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

Net Loss Per Share of Common Stock

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

Prior to November 1, 2014, CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the shareholders of CES were liable for individual federal income taxes on their respective shares of CES’s taxable income. Since the closing of the Merger on November 1, 2014, the Company is responsible for paying corporate income tax.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the quarters ended March 31, 2015 and March 31, 2014 were $8 and $14, respectively. Historically, the Company has not relied on advertising and marketing to generate business. We recently hired a marketing/sales manager to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Net sales fell 7%, or $289, during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. Revenues in the Demolition segment decreased by $1,358, or 49%, during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. Revenues in the Remediation segment increased by $1,126, or 124%, during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. The Insulation segment experienced a $62 decrease in revenue, or 41%, during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At March 31, 2015, two Demolition segment contracts valued in excess of $100 were in progress. Remediation segment sales increased in the first quarter of 2015, primarily because of the continuation of remediation contracts in Florida and with the DTE Power Plant in Michigan, and the commencement of other large scale projects valued in excess of $200 in the aggregate in Florida, Georgia and Louisiana. The decline in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. in 2015. During the quarter ended March 31, 2015, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business in these regions. In the quarter ended March 31, 2015, approximately $426 of revenues were derived from contracts in Louisiana, $3,097 from contracts in Florida and $0 from contracts in Georgia (compared to $511, $3,184 and $117 respectively in the quarter ended March 31, 2014.

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended March 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net Sales by Operating Segment:
Remediation	$2,034	124%	$908
Demolition	1,400	(49)%	2,754
Insulation	89	(41)%	151

Total net sales	$3,523	(7)%	$3,813

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

Remediation

Remediation segment services are comprised of asbestos abatement, lead removal, mold remediation, indoor air quality/duct cleaning, removal of contaminated soil, animal waste removal, manual selective and complete interior demolition including removal of floor covering, and adhesive removal. These services are primarily performed for commercial, retail, governmental, industrial, and military customers, as well as public and private schools.

The following table presents Remediation segment net sales information for the quarters ended March 31, 2015 and 2014 (dollars in thousands):

	2015	Change	2014
Net sales	$2,034	$1,126	$908
Percentage of total net sales	58%	34%	24%

The increase in the Remediation segment net sales during the quarter ended March 31, 2015 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at March 31, 2015 was 165 (valued at $9,793), compared to 134 (valued at $3,265) on the same date in 2014. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

Demolition

Demolition segment services are comprised of partial, phased and complete demolition of commercial, retail, private, governmental, industrial, and military sites, as well as public and private schools. Demolition activities include building separations, concrete breaking and saw-cutting, using the Company’s own man-lifts, bobcats, roll-off containers and roll-off trucks for hauling and disposal of construction debris. The Company focuses on asbestos, mold and lead remediation and interior demolition. The Company also provides full-scale commercial demolition and wrecking, as well as underground and above ground storage tank removal, and full-scale site clearing including underground pipe removal and installation.

Hurricanes and natural disasters are the biggest factor in the creation of large scale demolition opportunities for the Company. As a result, the source of projects for the Demolition segment is unpredictable and can cause its results of operations to fluctuate broadly and seasonally. Demolition contracts range widely in price from $30 to $20,000. Demolition contracts last anywhere from two weeks (to demolish a one-story masonry commercial building such as a home improvement store) to two years or more to demolish concrete slabs left by a hurricane such as Katrina.

The following table presents Demolition segment net sales information for the quarters ended March 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$1,400	$(1,354)	$2,754
Percentage of total net sales	40%	(32)%	72%

The decrease in net sales for the Demolition segment during the quarter ended March 31, 2015 was caused primarily by the lower number of demolition contracts put out for bids in 2015 compared to 2014. The Company saw more renovation opportunities than demolition projects year over year. During the first quarter 2015, however, the Company did win two large-scale contracts in Florida valued at $1,628 that will commence in the second quarter 2015. At the end of the first quarter 2015, the Company had Demolition segment contracts valued at $4,094 in backlog, of which more than $3,500 are expected to start in the second quarter.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended March 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$89	$(62)	$151
Percentage of total net sales	2%	-2%	4%

The decrease in the Insulation segment net sales between the quarters ended March 31, 2015 and 2014 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended March 31, 2015 and 2014 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2015	2014
Net sales	$3,523	$3,813
Cost of sales	2,850	3,160
Gross margin	673	653
Gross margin percentage	19%	17%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, all the result of the decrease in net sales. The improvement in gross margin percentage in the quarter ended March 31, 2015 by two percentage points over the quarter ended March 31, 2014 was the result mainly of lower materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

The Company anticipates that gross margin for the full-year 2015 will be between 23% and 26%. In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition. In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products. To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur. The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended March 31, 2015 and 2014 are as follows (in thousands, except for percentages):

	2015	Change	2014
General and administrative	$1,319	$143	$1,176
Percentage of total net sales	37%	-7%	31%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the quarter ended March 31, 2015 was caused by a number of factors, including increases in compensation costs (increased by $78), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs, Florida, a building in Zephyrhills, Florida and an office in Miami, Florida (increased by $10), higher group health insurance costs, which rose due to a 66% increase in premiums and higher employee participation ($66), bank service charges, which rose by $25 or 235% due to higher loan closing costs, and higher education/training costs, which were up by $23 or 209% due to the large amount of work on military bases, which requires badges, background checks, and specific health and worker certifications that are charged to education. These increases were offset by lower professional fees, which decreased by $76 or 71%, due to reduced expenses associated with becoming a publicly traded company as a result of the Merger, lower costs for business licenses and permits (down by $9 or 45%), and reduced indirect administrative costs (a decrease of $25 or 29%, due to a decrease in insurance premiums).

Compensation costs increased as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $48), an increase in office salaries ($3), field labor ($7), and training salaries ($20). The total number of employees at March 31, 2015 was 152 compared to 142 at March 31, 2014.

Rent expenses increased as the Company now pays rent on its headquarters in Crystal Springs, Florida, which is owned by the chairman of our board of directors, Clyde A. Biston. Prior to becoming a public company in November 2014, the Company was permitted to use the building at no cost. The Company also leased new premises in Zephyrhills, Florida in anticipation of needing more space in connection with its plans to expand its marketing and bidding activities.

Other Expense

Other expense for the quarters ended March 31, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
Other expense	$(11)	$(9)	$(2)
Interest expense	(58)	(7)	(51)
Total other expense, net	(69)	(16)	(52)

The year-over-year increase in other expense during the quarter ended March 31, 2015 was due primarily to higher interest costs resulting from the partial restructuring of the Company’s bank line of credit.

Provision for Income Taxes

Prior to November 1, 2014, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, during and prior to 2014, CES did not pay federal or state corporate income taxes on its taxable income. Instead, its shareholders were liable for individual federal income taxes on their respective shares of CES’s taxable income. Therefore, no provision or liability for federal income taxes was included in our 2014 financial statements.

Provision for income taxes and effective tax rates for the quarters ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the quarter ended March 31, 2015 was nil because of the loss in the quarter, together with the losses carried forward from prior periods.

Net losses are due primarily to the increases we experienced in G&A for costs associated with taking the company public. We also increased our sales staff and purchased more sophisticated IT equipment and software without the benefit of any investment funds. To further impact the loss in 2015, sales actually decreased during the first quarter of 2015.

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

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$227	$149
Property, plant and equipment, net	$2,075	$2,117
Long-term debt	$3,222	$3,337
Working capital	$526	$1,314

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first three months of 2015 and 2014 (in $ thousands):

	Three months Ended
	March 31,	March 31,
	2015	2014
Cash generated by operating activities	$278	$69
Cash used in investing activities	$(85)	$(793)
Cash used in financing activities	$(115)	$(167)

During the three months ended March 31, 2015, the cash generated by operating activities of $278 was a result of $(715) of net loss, non-cash adjustments to net loss of $127 and a net change in operating assets and liabilities of $506. The Company used $(85) of cash for investing activities during the three months ended March 31, 2015 to purchase property and equipment. There were no disposals of equipment in the three months ended March 31, 2015. Cash generated by financing activities during the three months ended March 31, 2015 ($85) came from the issuance of new debt, some of which was used to repay debt ($200). No distributions were paid in the first three months of 2015.

During the three months ended March 31, 2014, cash provided by operating activities of $69 was a result of a net loss of $(575), non-cash adjustments to net loss of $138 and a net change in operating assets and liabilities of $866. The Company used $(79) of cash for investing activities to purchase property and equipment during the three months ended March 31, 2014. Cash of $(167) was used in financing activities during the three months ended March 31, 2014, comprising $32 from the issuance of new equity, offset by the repayment of debt ($200).

Capital Assets

The Company’s capital expenditures were $85 during the three months ended March 31, 2015, consisting of primarily of purchases of earth moving equipment. The new equipment was acquired to replace aging equipment, and to add to our fleet of equipment to prepare for new Demolition segment projects at Florida State University and at military bases in Georgia.

The Company plans to raise up to $5,000 in new capital for capital expenditures in 2015, a portion of which will be used to renovate office space in Zephyrhills and to open another satellite office in the south.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at March 31, 2015:

(i) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $5, bearing annual interest at 4.25%. At March 31, 2015, $250 was outstanding under the loan. In the three months ended March 31, 2015, the Company repaid $23 of principal under the loan.

(ii) Installment loan from shareholder and the chairman of our board of directors , Clyde A. Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At March 31, 2015, $2,677 was outstanding under the loan. In the three months ended March 31, 2015, the Company repaid $44 of principal under the loan.

(iii) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on April 30, 2015. At March 31, 2015, $1,750 was outstanding under the line. In the three months ended March 31, 2015, the Company made no repayments of principal under the line, and borrowed no additional principal.

(iv) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At March 31, 2015, $890 was outstanding under the loans. In the three months ended March 31, 2015, the Company repaid $48 of principal under the loans.

At March 31, 2015, a total of $5,568 was outstanding under all loans and the line of credit. $2,346 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde A. Biston. Mr. Biston elected to receive part of his compensation in the form of distributions paid to himself as the sole shareholder. No dividends have been paid to Mr. Biston since 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares of common stock were issued by the Company in the quarter ended March 31, 2015. No purchases of common stock of the Company were made by the Company during the quarter ended March 31, 2015.

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

CES Synergies, Inc.

Date: May 13, 2015	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

