Form 10-Q
period 2015-06-30
CES Synergies, Inc.
filed 2015-08-13
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 03, 2015
Common Stock, $0.001 par value	46,860,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CES SYNERGIES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$193,276	$149,455
Advances to Employees	14,136	14,006
Contracts Receivable (net of allowance for bad debt)	3,408,232	6,365,274
Inventory	163,987	152,772
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	1,165,328	229,437
Total current assets	4,944,959	6,910,944

Property and Equipment
Furniture, Fixtures, and Equipment	13,184,537	12,767,975
Less: accumulated depreciation	(10,904,641)	(10,650,758)
Net property & equipment	2,279,896	2,117,217

Other assets
Goodwill	1,446,855	1,446,855
Other assets	5,648	6,531
Total other assets	1,452,503	1,453,386
TOTAL ASSETS	$8,677,358	$10,481,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,095,870	$2,570,259
Accrued payroll/expenses	27,329	82,391
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	268,362	598,645
Notes payable	1,925,300	1,750,300
Current Portion Long-term Debt	595,757	595,757
Total current liabilities	4,912,618	5,597,352
Long-term liabilities
Long-term debt, net of current portion	3,418,980	3,337,166
Total long-term liabilities	3,418,980	3,337,166

Stockholders' equity
Common Stock, $0.001 par value, authorized 250,000,000 shares, June 30, 2015 and December 31, 2014
Issued: 46,860,500 shares at June 30, 2015; and 46,730,500 shares at December 31, 2014	46,861	46,730
Additional Paid in Capital	1,299,018	1,281,048
Retained earnings	(1,000,119)	219,251
Total stockholders' equity	345,760	1,547,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,677,358	$10,481,547

 See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$5,122,135	$4,680,854	$8,645,492	$8,493,439
Cost of sales	4,263,110	3,353,800	7,113,149	6,513,875
Gross profit	859,025	1,327,054	1,532,343	1,979,564
General & administrative expenses	1,275,290	1,265,463	2,594,169	2,441,107
Net operating profit/(loss)	(416,265)	(61,591)	(1,061,826)	(461,543)
Other income/ (expenses), net	(88,227)	(76,563)	(157,544)	(24,441)

Net profit/(loss)	$(504,492)	$(138,154)	$(1,219,370)	$(437,102)
Earnings per share
Basic and diluted	$(0.011)	$(0.003)	$(0.026)	$(0.009)
Shares used in computing earnings per share
Basic and diluted	46,755,170	46,549,000	46,755,170	46,549,000
Cash distributions declared per common share	$-	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Operating Activities
Net Loss	$(1,219,370)	$(437,102)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	253,883	276,667
Decrease (Increase) in:
Contracts receivable	2,957,042	192,440
Other assets	753	29,227
Inventories	(11,215)	41,120
Cost & estimated earnings in excess of billings on uncompleted contracts	(935,891)	113,099
Increase (Decrease) in:
Accounts payable	(474,389)	(226,824)
Accrued liabilities	(55,062)	(98,410)
Billings in excess of costs and estimated earnings	(330,283)	(230,995)
Total Adjustments	1,404,838	96,324
Net cash provided (used) by operating activities	$185,468	$(340,778)

Investing Activities:
Purchase of property and equipment	(416,562)	(361,943)
Proceeds from disposal of equipment	-	-
Net cash provided (used) by investing activities	(416,562)	(361,943)

Financing Activities:
New borrowings	591,562	5,206,356
Debt reduction	(334,747)	(4,721,054)
Capital contributed	18,100	282,150
Net cash provided (used) by financing activities	274,915	767,452

Net increase (decrease) in cash	43,821	64,731

Cash at beginning of period	149,455	250,359

Cash at end of period	$193,276	$315,090

Supplemental Disclosures
Interest paid	$148,307	$117,120
Income taxes paid	$-	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

JUNE 30, 2015

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

Concentrations of Credit Risk

The company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2015 and 2014, the Company’s uninsured cash balances for those accounts were $0.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended June 30, 2015 and 2014.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of June 30, 2015 and June 30, 2014.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the quarters ended June 30, 2015 and 2014 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at June 30, 2015 and 2014 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 46,860,500 at June 30, 2015 compared to 46,686,500 common shares at June 30, 2014.

Comprehensive Loss

Comprehensive loss represents net loss plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive loss was equal to net loss for the periods ended June 30, 2015 and 2014.

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

Note 4 – Contracts Receivable

Contracts Receivable consist of at:

	June 30,
	2015	2014
Billed
Completed Contracts	$2,289,087	$2,463,729
Contracts in Progress	662,870	727,790
Retained	657,275	782,750
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$3,408,232	$3,773,269

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	June 30,
	2015	2014
Machinery and Equipment	$4,137,045	$3,729,922
Office furniture and Equipment	172,635	169,255
Transportation and Earth Moving Equipment	8,844,668	8,671,000
Leasehold Improvements	30,189	25,500
Property, Plant and Equipment Gross	13,184,537	12,595,677
Less: Accumulated Depreciation	(10,904,641)	(10,349,583)
Property, Plant and Equipment Net	$2,279,896	$2,246,094

Depreciation expense for the six months ended June 30, 2015 and 2014 was $253,883 and $276,667 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the six months ended June 30, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$5,265,707	$3,863,499	$1,402,208
Revenue on uncompleted contracts	3,379,785	3,249,649	130,136
Total for six months ended June 30, 2015	$8,645,492	$7,113,148	$1,532,344

As of June 30, 2015
Costs incurred on uncompleted contracts	$6,950,916
Estimated earnings on uncompleted contracts	1,770,479
Revenues earned on uncompleted contracts	8,721,395
Billings to date	7,824,426
Total Net Amount	$896,969

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$1,165,329
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(268,360)

Total Net Amount	$896,969

For the six months ended June 30, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$5,711,986	$3,851,114	$1,860,872
Revenue on uncompleted contracts	2,781,453	2,662,761	118,692
Total for six months ended June 30, 2014	$8,493,439	$6,513,875	$1,979,564

As of June 30, 2014
Costs incurred on uncompleted contracts	$4,657,779
Estimated earnings on uncompleted contracts	945,590
Revenues earned on uncompleted contracts	5,603,369
Billings to date	5,194,537
Total Net Amount	$408,832

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$696,449
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(287,617)
Total Net Amount	$408,832

Note 7 – Long-Term Debt

Long-term debt consists of the following at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $4,632, interest rate of 4.25%.	$236,927	$-

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit matured on April 30, 2015.	$1,750,300	$1,750,300

Installment loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	$2,636,137	$2,780,663

Line of credit, Centennial Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit matured on April 30, 2014.	$175,000	$-

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	$1,141,673	$1,158,178
Total	5,940,037	5,689,141
Less: Current portion	(2,521,057)	(2,416,856)
Long-Term debt, less current portion	$3,418,980	$3,272,285

Note 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2015	$2,521,057
2016	618,799
2017	409,264
2018	304,587
2019+	2,086,330
$5,940,037

Contingencies

None.

Note 9 – Loss per Share

	For the six months ended
	June 30, 2015	June 30, 2014

Net Loss	$(1,219,370)	$(437,102)
Weighted-average common shares outstanding
basic:	46,755,170	46,686,500

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,755,170	46,686,500

Loss per share outstanding
Basic and Diluted	$(0.026)	$(0.0094)

Note 10 – Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred for the six months ended June 30, 2015 and 2014 under such agreements were $203,394, and $194,620, respectively.

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

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company. Between June 1995 and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the six months ended June 30, 2015 and 2014 under the lease agreement were $96,300 and 144,195, respectively.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended June 30, 2015 and 2014 are $0 and $0, respectively.

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

For financial reporting purposes, for the six months ending June 30, 2015 and 2014, income before income taxes includes the following components:

	June 30, 2015	June 30, 2014
United States	$(1,219,370)	$(437,102)
Foreign	-	-
Total	$(1,219,370)	$(437,102)

The expense (benefit) for income taxes consist of:

Current:	2015	2014
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

Note 14 – Subsequent Events

In July 2015, a majority shareholder made a loan to the corporation for $160,000. The loan will be payable quarterly in interest only payments of $1,907.53 starting in October of 2015, with a maturity date of July 2020.

The Company has performed an evaluation of subsequent events through August 03, 2015, the date the accompanying financial statements were issued, and did not identify any material subsequent transactions that require disclosure other than noted above.

Note 15 - Segment Information

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating loss to measure segment performance as recorded below:

	For the six months ended
	June 30, 2015	June 30, 2014
Remediation Segment

Revenue	$4,866,699	$2,802,351
Cost of Revenues	4,488,735	2,030,704
Gross Profit	377,964	771,647

General & Administrative Expense	797,110	667,934
Allocated CES Admin. Expenses	601,137	393,167
Other Expense	3,002	3,343

Net Loss from Segment	$(1,023,285)	(292,797)

	For the six months ended
	June 30, 2015	June 30, 2014
Demolition Segment

Revenue	$3,568,362	$5,449,460
Cost of Revenues	2,737,227	4,401,713
Gross Profit	831,135	1,047,747

General & Administrative Expense	426,521	383,501
Allocated CES Admin. Expenses	528,600	764,555
Other Expense	23,811	13,854

Net Loss from Segment	$(147,797)	$(114,163)

	For the six months ended
	June 30, 2015	June 30, 2014
Insulation Segment

Revenue	$210,431	$298,380
Cost of Revenues	181,601	242,232
Gross Profit	28,830	56,148

General & Administrative Expense	44,878	44,691
Allocated CES Admin. Expenses	32,367	41,862
Other Income	(127)	(263)

Net Loss from Segment	$(48,288)	$(30,142)

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended June 30, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (“FDOT”), accounted for 44% and 11% of our total revenue, respectively. For the quarter ended June 30, 2014, Hunt Construction, the general contractor for the Company’s Southeastern University project, accounted for 11% of revenues.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at June 30, 2015 and December 31, 2014 was required.

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

Prior to November 1, 2013, CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code.  Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income.  Instead, the shareholders of CES were liable for individual federal income taxes on their respective shares of CES’s taxable income. Since the closing of the merger between CES, the Company, and a subsidiary of the Company on November 1, 2013 (the “Merger”), the Company is responsible for paying corporate income tax.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the six months ended June 30, 2015 and June 30, 2014 were $8 and $2, respectively. Historically, the Company has not relied on advertising and marketing to generate business. We hired a marketing/sales manager in 2014 to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Net sales grew 9.4%, or $441, during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. Revenues in the Demolition segment decreased by $806, or 27%, during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. Revenues in the Remediation segment increased by $1,274, or 82%, during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. The Insulation segment experienced a $27 decrease in revenue, or 18%, during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At June 30, 2015, five Demolition segment contracts valued in excess of $300 were in progress. Remediation segment sales increased in the second quarter of 2015, primarily because of the continuation of remediation contracts in Florida and with the DTE Power Plant in Michigan, and the commencement of other large scale projects valued in excess of $2,000 in the aggregate in Florida, Georgia and Louisiana. The decline in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. in 2015. During the quarter ended June 30, 2015, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business in these regions. In the quarter ended June 30, 2015, approximately $450 of revenues were derived from contracts in Louisiana, $4,640 from contracts in Florida and $30 from contracts in Georgia (compared to $1,000, $3,914 and $0 respectively in the quarter ended June 30, 2014).

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net Sales by Operating Segment:
Remediation	$2,833	82%	$1,559
Demolition	2,168	(27)%	2,974
Insulation	121	(18)%	148

Total net sales	$5,122	9	$4,681

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

Further information regarding the Company’s operating segments may be found in Note 15, “Segment Information.”

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

The following table presents Remediation segment net sales information for the quarters ended June 30, 2015 and 2014 (dollars in thousands):

	2015	Change	2014
Net sales	$2,833	$1,274	$1,559
Percentage of total net sales	55%	22%	33%

The increase in the Remediation segment net sales during the quarter ended June 30, 2015 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at June 30, 2015 was 54 (valued at $9,569), compared to 33 (valued at $7,792) on the same date in 2014. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the quarters ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$2,168	$(806)	$2,974
Percentage of total net sales	42%	(22)%	64%

The decrease in net sales for the Demolition segment during the quarter ended June 30, 2015 was caused primarily by the lower number of demolition contracts put out for bids in 2015 compared to 2014. The Company saw more renovation opportunities than demolition projects year over year. During the second quarter of 2015, however, the Company did win 25 contracts in Florida valued at $1,905 that are expected to commence in the third quarter of 2015. Two of these contracts are worth $1,628. At the end of the second quarter of 2015, the Company had total Demolition segment contracts valued at $4,101 in backlog, including the 25 contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$121	$(27)	$148
Percentage of total net sales	3%	0%	3%

The decrease in the Insulation segment net sales between the quarters ended June 30, 2015 and 2014 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended June 30, 2015 and 2014 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2015	2014
Net sales	$5,122	$4,681
Cost of sales	4,263	3,384
Gross margin	859	1,297
Gross margin percentage	17%	28%

The increase in year-over-year cost of sales was caused by increased use of materials, increased job site and other indirect costs, and increases in dump fees and fuel costs, all the result of the increase in net sales. The decline in gross margin percentage in the quarter ended June 30, 2015 by eleven percentage points over the quarter ended June 30, 2014 was the result mainly of higher materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

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

Operating Expenses

Operating expenses for the quarters ended June 30, 2015 and 2014 are as follows (in thousands, except for percentages):

	2015	Change	2014
General and administrative	$1,275	$10	$1,265
Percentage of total net sales	25%	(2)%	27%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the quarter ended June 30, 2015 was caused by a number of factors, including increases in compensation costs (increased by $78), higher rents associated with the leases of the Company’s headquarter building in Crystal Springs, Florida, a building in Zephyrhills, Florida and an office in Miami, Florida (increased by $10), higher group health insurance costs, which rose due to a 66% increase in premiums and higher employee participation ($66), bank service charges, which rose by $25 or 235% due to higher loan closing costs, and higher education/training costs, which were up by $23 or 209% due to the large amount of work on military bases, which requires badges, background checks, and specific health and worker certifications that are charged to education. These increases were offset by lower professional fees, which decreased by $76 or 71%, due to reduced expenses associated with being a publicly traded company in comparison to last year when the Merger had recently occurred, lower costs for business licenses and permits (down by $9 or 45%), and reduced indirect administrative costs (a decrease of $25 or 29%, due to a decrease in insurance premiums unrelated to group health).

Compensation costs increased as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $48), an increase in office salaries ($3), field labor ($7), and training salaries ($20). The total number of employees at June 30, 2015 was 117compared to 137 at June 30, 2014.

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

Other Expense

Other expense for the quarters ended June 30, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
Other income/ (expense)	$2	$(141)	$143
Interest income/ (expense)	(90)	(24)	(66)
Total other income/ (expense), net	(88)	(165)	77

The year-over-year increase in other expense during the quarter ended June 30, 2015 was due primarily to higher interest costs resulting from the partial restructuring of the Company’s bank line of credit.

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

Provision for income taxes and effective tax rates for the quarters ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the quarter ended June 30, 2015 was nil because of the loss in the quarter, together with the losses carried forward from prior periods.

Net losses are due primarily to the increases in our sales staff and purchases of more sophisticated IT equipment and software without the benefit of any investment funds. To further impact the loss in 2015, sales actually decreased during the first quarter of 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 (in thousands, except percentages)

Net sales increased 2%, or $152, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenues in the Demolition segment decreased by $1,881, or 35%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenues in the Remediation segment increased by $2,064, or 74%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The Insulation segment experienced a $88 decrease in revenue, or 30%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At June 30, 2015, five Demolition segment contracts valued in excess of $300 were in progress. Remediation segment sales increased in the first six months of 2015, primarily because of the continuation of remediation contracts in Florida and with the DTE Power Plant in Michigan, and the commencement of other large scale projects valued in excess of $2,000 in the aggregate in Florida, Georgia and Louisiana. The decline in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. in 2015. During the six months ended June 30, 2015, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business in these regions. In the six months ended June 30, 2015, approximately $986of revenues were derived from contracts in Louisiana, $7,645 from contracts in Florida and $14 from contracts in Georgia (compared to $1,213, $7,279 and $0 respectively in the six months ended June 30, 2014).

Sales Data

The following table shows net sales by operating segment and net sales by service during the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net Sales by Operating Segment:
Remediation	$4,867	77%	$2,745
Demolition	3,568	(35)%	5,450
Insulation	210	(30)%	298

Total net sales	$8,645	2%	$8,493

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

Further information regarding the Company’s operating segments may be found in Note 15, “Segment Information.”

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

The following table presents Remediation segment net sales information for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	2015	Change	2014
Net sales	$4,867	$2,122	$2,745
Percentage of total net sales	56%	24%	32%

The increase in the Remediation segment net sales during the six months ended June 30, 2015 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$3,568	$(1,882)	$5,450
Percentage of total net sales	41%	-23%	64%

The decrease in net sales for the Demolition segment during the six months ended June 30, 2015 was caused primarily by the lower number of demolition contracts put out for bids in 2015 compared to 2014. The Company saw more renovation opportunities than demolition projects year over year. During the second quarter of 2015, however, the Company did win 25 contracts in Florida valued at $1,905 that are expected to commence in the third quarter of 2015. Two of these contracts are worth $1,628. At the end of the second quarter of 2015, the Company had total Demolition segment contracts valued at $4,101 in backlog, including the 25 contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$210	$(88)	$298
Percentage of total net sales	3%	-1%	4%

The decrease in the Insulation segment net sales between the six months ended June 30, 2015 and 2014 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the six months ended June 30, 2015 and 2014 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2015	2014
Net sales	$8,645	$8,493
Cost of sales	7,113	6,514
Gross margin	1,532	1,980
Gross margin percentage	18%	23%

The increase in year-over-year cost of sales was caused by increased use of materials, increased job site and other indirect costs, and increases in dump fees and fuel costs, all the result of the increase in net sales. The decline in gross margin percentage in the six months ended June 30, 2015 by five percentage points over the six months ended June 30, 2014 was the result mainly of higher materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 and 2014 are as follows (in thousands, except for percentages):

	2015	Change	2014
General and administrative	$2,594	$153	$2,441
Percentage of total net sales	30%	1%	29%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the six months ended June 30, 2015 was caused by a number of factors, including increases in compensation costs (increased by $126), higher group health insurance costs, which rose due to a 26% increase in premiums and higher employee participation ($53), bank service charges, which rose by $42 or 175% due to higher loan closing costs, and higher education/training costs, which were up by $17 or 65% due to the large amount of work on military bases, which requires badges, background checks, and specific health and worker certifications that are charged to education. These increases were offset by lower professional fees, which decreased by $65 or 45%, due to reduced expenses associated with being a publicly traded company in comparison to last year when the Merger had recently occurred, lower vehicle and equipment loan costs, which were down by $55 or 100% (new loans in 2015 had no costs), lower costs for business licenses and permits (down by $13 or 385%), and reduced indirect administrative costs (a decrease of $40 or 21%, due to a decrease in insurance premiums unrelated to group health).

Compensation costs increased as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $107), an increase in office salaries ($2), field labor ($7), and training salaries ($8).

Rent expenses increased by $9, as the Company now pays rent on its headquarters in Crystal Springs, Florida, which is owned by the chairman of our board of directors, Clyde A. Biston. Prior to becoming a public company in November 2013, the Company was permitted to use the building at no cost. The Company also leased new premises in Zephyrhills, Florida in anticipation of needing more space in connection with its plans to expand its marketing and bidding activities.

Other Income/Expense

Other income/ (expense) for the six months ended June 30, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
Other income/ (expense)	$(9)	$(7)	$(2)
Interest income/ (expense)	(149)	(99)	(50)
Total other income/ (expense), net	(158)	(106)	(52)

The year-over-year increase in other expense during the six months ended June 30, 2015 was due primarily to higher interest costs resulting from the higher levels of debt and the restructuring of the Company’s bank line of credit in 2015.

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

Provision for income taxes and effective tax rates for the six months ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the six months ended June 30, 2015 was nil because of the loss in the six months, together with the losses carried forward from prior periods.

Net losses are due primarily to the increases in our sales staff and purchases of more sophisticated IT equipment and software without the benefit of any investment funds. To further impact the loss in 2015, sales actually decreased during the first quarter of 2015.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company will seek, however, to raise up to $8,200 in additional capital in 2015 to support its expansion plans There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$193	$149
Property, plant and equipment, net	$2,280	$2,117
Long-term debt	$3,419	$3,337
Working capital	$33	$1,314

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first six months of 2015 and 2014 (in $ thousands):

	Six months Ended
	June 30,	June 30,
	2015	2014
Cash generated by/ (used in) operating activities	$185	$(341)
Cash generated by/ (used in) investing activities	$(417)	$(362)
Cash generated by/ (used in) financing activities	$275	$767

During the six months ended June 30, 2015, the cash generated by operating activities of $185 was a result of $(1,219) of net loss, non-cash adjustments to net loss of $254 and a net change in operating assets and liabilities of $1,151. The Company used $(417) of cash for investing activities during the six months ended June 30, 2015 to purchase property and equipment. There were no disposals of equipment in the six months ended June 30, 2015. The $275 of cash generated by financing activities during the six months ended June 30, 2015 came primarily from new borrowing from the chairman of board of directors of the Company, Clyde A. Biston, and Centennial Bank. No distributions were paid in the first six months of 2015.

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

Capital Assets

The Company’s capital expenditures were $589 during the six months ended June 30, 2015, consisting primarily of purchases of machinery ($407) and earth moving equipment ($174). The new equipment was acquired to replace aging equipment, and to add to our fleet of equipment to prepare for new Demolition segment projects at Florida State University and at military bases in Georgia and the Florida Panhandle.

The Company plans to raise up to $5,000 in new capital for capital expenditures in 2015, a portion of which will be used to renovate office space in Zephyrhills and to open another satellite office in the south.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at June 30, 2015:

(i) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $5, bearing annual interest at 4.25%. At June 30, 2015, $237 was outstanding under the loan. In the three months ended June 30, 2015, the Company repaid $13 of principal under the loan.

(ii) Installment loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At June 30, 2015, $2,636 was outstanding under the loan. In the three months ended June 30, 2015, the Company repaid $41 of principal under the loan.

(iii) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matured on April 30, 2015. At June 30, 2015, $1,750 was outstanding under the line. In the three months ended June 30, 2015, the Company made no repayments of principal under the line, and borrowed no additional principal.

(iv) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At June 30, 2015, $890 was outstanding under the loans. In the three months ended June 30, 2015, the Company borrowed $251 of principal under the loans.

At June 30, 2015, a total of $5,940 was outstanding under all loans and the line of credit. $2,521 of that amount is due and payable in the 12 months following that date.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no changes that constitute material changes from the risk factors previously disclosed in our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares of common stock were issued by the Company in the quarter ended June 30, 2015. No purchases of common stock of the Company were made by the Company during the quarter ended June 30, 2015.

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

CES Synergies, Inc.

Date: August 13, 2015	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

