Form 10-K/A
period 2014-12-31
CES Synergies, Inc.
filed 2015-09-11
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 1)

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

EXPLANATORY NOTE

CES Synergies, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2015, solely to include a properly dated audit opinion. The Form 10-K had an audit opinion dated March 20, 2014. This Amendment has an audit opinion dated March 25, 2015. For convenience, Part II, Item 8, Financial Statements, is being re-filed. There are no other changes to the Form 10-K.

This Amendment also updates Part IV, Item 15, Exhibits of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART I

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

/s/ John Scrudato CPA

Califon, New Jersey

March 25, 2015

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

	Years ended December 31,
	2014	2013
Remediation Segment

Revenue	$9,976,891	$7,964,558
Cost of Revenues	7,073,954	6,052,171
Gross Profit	2,902,937	1,912,387

General & Administrative Expense	2,710,398	2,015,969
Other (Income)/Expense	7,308	(3,825)

Net Income (Loss) from Segment	$185,231	$(99,757)

	Years ended December 31,
	2014	2013
Demolition Segment

Revenue	$10,370,300	$6,764,215
Cost of Revenues	8,749,506	5,217,714
Gross Profit	1,620,794	1,546,501

General & Administrative Expense	2,213,444	1,571,123
Other (Income)/Expense	16,248	(24,762)

Net Income (Loss) from Segment	$(608,898)	$(49,384)

	Years ended December 31,
	2014	2013
Insulation Segment

Revenue	$553,389	$743,467
Cost of Revenues	463,973	594,311
Gross Profit	89,416	149,156

General & Administrative Expense	169,630	155,404
Other (Income)/Expense	(870)	(1,643)

Net Income from Segment	$(79,344)	$(4,605)

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CES SYNERGIES, INC.

Dated: September 11, 2015	By:	/s/ John Tostanoski
Name: John Tostanoski
Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Tostanoski	Chief Executive Officer, Director	September 11, 2015
John Tostanoski	(principal executive officer)

/s/ Sharon Rosenbauer	Chief Financial Officer	September 11, 2015
Sharon Rosenbauer	(principal financial and accounting officer)
/s/ Clyde A. Biston	President, Chairman	September 11, 2015
Clyde A. Biston
/s/ Jeff Chartier	Director	September 11, 2015
Jeff Chartier

/s/ Luisa Ingargiola	Director	September 11, 2015
Luisa Ingargiola

/s/ Earl Young	Director	September 11, 2015
Earl Young