Form 10-Q/A
period 2015-06-30
CES Synergies, Inc.
filed 2015-09-11
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment Number 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends CES Synergies, Inc.’s (the “Company”) Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the period ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2015. The Company is filing this Amendment to include additional information in the following sections of the Original Form 10-Q: Note 2 and Note 7 to the Consolidated Financial Statements and the Critical Accounting Policies and Liquidity and Capital Resources sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These changes relate to the renewal of the Company’s line of credit as well as the results of the Company’s most recent goodwill impairment test. There are no other changes to the Original Form 10-Q.

This Amendment also updates Part II, Item 6, Exhibits of the Original Form 10-Q to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Original Form 10-Q other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original Form 10-Q. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the Original Form 10-Q.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The date of our most recent goodwill impairment test was December 31, 2014 and, as of this date, all of our reporting units had a fair value that substantially exceeded their carrying value. Through June 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. The date of our most recent goodwill impairment test was December 31, 2014 and, as of this date, all of our reporting units had a fair value that substantially exceeded their carrying value. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended June 30, 2015 and 2014.

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

Note 4 – Contracts Receivable

Contracts Receivable consist of at:

	June 30,
	2015	2014
Billed
Completed Contracts	$2,289,087	$2,463,729
Contracts in Progress	662,870	727,790
Retained	657,275	782,750
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$3,408,232	$3,773,269

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	June 30,
	2015	2014
Machinery and Equipment	$4,137,045	$3,729,922
Office furniture and Equipment	172,635	169,255
Transportation and Earth Moving Equipment	8,844,668	8,671,000
Leasehold Improvements	30,189	25,500
Property, Plant and Equipment Gross	13,184,537	12,595,677
Less: Accumulated Depreciation	(10,904,641)	(10,349,583)
Property, Plant and Equipment Net	$2,279,896	$2,246,094

Depreciation expense for the six months ended June 30, 2015 and 2014 was $253,883 and $276,667 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the six months ended June 30, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$5,265,707	$3,863,499	$1,402,208
Revenue on uncompleted contracts	3,379,785	3,249,649	130,136
Total for six months ended June 30, 2015	$8,645,492	$7,113,148	$1,532,344

As of June 30, 2015
Costs incurred on uncompleted contracts	$6,950,916
Estimated earnings on uncompleted contracts	1,770,479
Revenues earned on uncompleted contracts	8,721,395
Billings to date	7,824,426
Total Net Amount	$896,969

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$1,165,329
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(268,360)

Total Net Amount	$896,969

For the six months ended June 30, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$5,711,986	$3,851,114	$1,860,872
Revenue on uncompleted contracts	2,781,453	2,662,761	118,692
Total for six months ended June 30, 2014	$8,493,439	$6,513,875	$1,979,564

As of June 30, 2014
Costs incurred on uncompleted contracts	$4,657,779
Estimated earnings on uncompleted contracts	945,590
Revenues earned on uncompleted contracts	5,603,369
Billings to date	5,194,537
Total Net Amount	$408,832

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$696,449
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(287,617)
Total Net Amount	$408,832

Note 7 – Long-Term Debt

Long-term debt consists of the following at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $4,632, interest rate of 4.25%.	$236,927	$-

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit’s maturity was extended from April 30, 2015 to June 19, 2015 to allow time for renewal. The line of credit was renewed on May 28, 2015 and now matures on May 28, 2016.	$1,750,300	$1,750,300

Installment loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	$2,636,137	$2,780,663

Line of credit, Centennial Bank, Dade City, FL, variable interest of 1.25% over prime, year-end rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit matured on April 30, 2014.	$175,000	$-

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	$1,141,673	$1,158,178
Total	5,940,037	5,689,141
Less: Current portion	(2,521,057)	(2,416,856)
Long-Term debt, less current portion	$3,418,980	$3,272,285

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The date of our most recent goodwill impairment test was December 31, 2014 and, as of this date, all of our reporting units had a fair value that substantially exceeded their carrying value. Through June 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. The date of our most recent goodwill impairment test was December 31, 2014 and, as of this date, all of our reporting units had a fair value that substantially exceeded their carrying value. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended June 30, 2015 and 2014.

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

(iii) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. This line of credit’s maturity was extended from April 30, 2015 to June 19, 2015 to allow time for renewal. The line of credit was renewed on May 28, 2015 and now matures on May 28, 2016. At June 30, 2015, $1,750 was outstanding under the line. In the three months ended June 30, 2015, the Company made no repayments of principal under the line, and borrowed no additional principal.

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

CES Synergies, Inc.

Date: September 11, 2015	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2015	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

