Form 10-Q
period 2015-09-30
CES Synergies, Inc.
filed 2015-11-13
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2015
Common Stock, $0.001 par value	46,880,500

CES SYNERGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CES SYNERGIES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$606,408	$149,455
Advances to Employees	14,407	14,006
Contracts Receivable (net of allowance for bad debt)	3,795,879	6,365,274
Inventory	170,685	152,772
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	866,963	229,437
Total current assets	5,454,342	6,910,944

Property and Equipment
Furniture, Fixtures, and Equipment	13,184,537	12,767,975
Less: accumulated depreciation	(11,031,582)	(10,650,758)
Net property & equipment	2,152,955	2,117,217

Other assets
Goodwill	1,446,855	1,446,855
Other assets	5,206	6,531
Total other assets	1,452,061	1,453,386
TOTAL ASSETS	$9,059,358	$10,481,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,586,988	$2,570,259
Accrued payroll/expenses	687,566	82,391
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	282,876	598,645
Notes payable	1,750,300	1,750,300
Current Portion Long-term Debt	595,757	595,757
Total current liabilities	5,903,487	5,597,352
Long-term liabilities
Long-term debt, net of current portion	3,779,518	3,337,166
Total long-term liabilities	3,779,518	3,337,166

Stockholders' equity
Common Stock, $0.001 par value, authorized 250,000,000 shares, September 30, 2015 and December 31, 2014
Issued: 46,880,500 shares at September 30, 2015; and 46,730,500 shares at December 31, 2014	46,881	46,730
Additional Paid in Capital	1,299,018	1,281,048
Retained earnings	(1,969,546)	219,251
Total stockholders' equity	(623,647)	1,547,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,059,358	$10,481,547

 See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$4,647,451	$5,142,759	$13,292,944	$13,636,198
Cost of sales	4,287,086	4,164,660	11,400,234	10,678,535
Gross profit	360,365	978,099	1,892,710	2,957,663
General & administrative expenses	1,254,745	1,243,143	3,848,916	3,684,250
Net operating profit/(loss)	(894,380)	(265,044)	(1,956,206)	(726,587)
Other income/ (expenses), net	(75,047)	(69,375)	(232,591)	(44,934)
Income before income taxes	(969,427)	(334,419)	(2,188,797)	(771,521
Income taxes	-	(81,339)	-	81,339
Net profit/(loss)	$(969,427)	$(415,758)	$(2,188,797)	$(852,860)
Earnings per share
Basic and diluted	$(0.0207)	$(0.0089)	$(0.0467)	$(0.0183)
Shares used in computing earnings per share
Basic and diluted	46,880,500	46,686,500	46,880,500	46,686,500
Cash distributions declared per common share	$-	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Operating Activities
Net Loss	$(2,188,797)	$(852,860)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	380,824	415,005
Decrease (Increase) in:
Contracts receivable	2,569,395	(1,433,158)
Other assets	924	27,818
Inventories	(17,913)	41,991
Cost & estimated earnings in excess of billings on uncompleted contracts	(637,526)	394,333
Increase (Decrease) in:
Accounts payable	16,729	600,132)
Accrued liabilities	605,175	(103,564)
Billings in excess of costs and estimated earnings	(315,769)	449,679
Total Adjustments	2,601,839	392,236
Net cash provided (used) by operating activities	$413,042	$(460,624)

Investing Activities:
Purchase of property and equipment	(416,562)	(453,122)
Proceeds from disposal of equipment	-	-
Net cash provided (used) by investing activities	(416,562)	(453,122)

Financing Activities:
New borrowings	1,101,562	5,485,066
Debt reduction	(659,209)	(4,898,126)
Capital contributed	18,120	282,150
Net cash provided (used) by financing activities	460,473	869,090

Net increase (decrease) in cash	456,953	(44,656)

Cash at beginning of period	149,455	250,359

Cash at end of period	$606,408	$205,703

Supplemental Disclosures
Interest paid	$224,484	$189,682
Income taxes paid	$-	$81,339

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

SEPTEMBER 30, 2015

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

Concentrations of Credit Risk

The company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2015 and 2014, the Company’s uninsured cash balances for those accounts were $356,407.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The date of our most recent goodwill impairment test was December 31, 2014 and, as of this date, all of our reporting units had a fair value that substantially exceeded their carrying value. Through September 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. The date of our most recent goodwill impairment test was December 31, 2014 and, as of this date, all of our reporting units had a fair value that substantially exceeded their carrying value. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended September 30, 2015 and 2014.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of September 30, 2015 and September 30, 2014.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the quarters ended September 30, 2015 and 2014 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at September 30, 2015 and 2014 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 46,880,500 at September 30, 2015 compared to 46,686,500 common shares at September 30, 2014.

Comprehensive Loss

Comprehensive loss represents net loss plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive loss was equal to net loss for the periods ended September 30, 2015 and 2014.

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

Note 4 – Contracts Receivable

Contracts Receivable consist of at:

	September 30,
	2015	2014
Billed
Completed Contracts	$1,743,177	$2,032,204
Contracts in Progress	1,568,913	2,638,849
Retained	684,789	928,813
Allowance for Bad Debts	(201,000)	(201,000)
TOTAL	$3,795,879	$5,398,866

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	September 30,
	2015	2014
Machinery and Equipment	$4,137,045	$3,769,084
Office furniture and Equipment	172,635	169,255
Transportation and Earth Moving Equipment	8,844,668	8,718,327
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	13,184,537	12,686,855
Less: Accumulated Depreciation	(11,031,582)	(10,487,920)
Property, Plant and Equipment Net	$2,152,955	$2,198,935

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $380,824 and $415,004 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the nine months ended September 30, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$4,240,583	$3,870,710	$369,873
Revenue on uncompleted contracts	9,052,361	7,529,524	1,522,837
Total for nine months ended September 30, 2015	$13,292,944	$11,400,234	$1,892,710

As of September 30, 2015
Costs incurred on uncompleted contracts	$7,529,524
Estimated earnings on uncompleted contracts	1,522,837
Revenues earned on uncompleted contracts	9,052,361
Billings to date	8,468,273
Total Net Amount	$584,088

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$866,963
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(282,875)

Total Net Amount	$584,088

For the nine months ended September 30, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$9,815,254	$7,262,364	$2,552,890
Revenue on uncompleted contracts	3,820,945	3,416,171	404,774
Total for nine months ended September 30, 2014	$13,636,199	$10,678,535	$2,957,664

As of September 30, 2014:
Costs incurred on uncompleted contracts	$5,396,318
Estimated earnings on uncompleted contracts	1,224,964
Revenues earned on uncompleted contracts	6,621,282
Billings to date	7,174,358
Total Net Amount	$(553,076)

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$415,215
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(968,291)

Total Net Amount	$(553,076)

Note 7 – Long-Term Debt

Long-term debt consists of the following at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $4,632, interest rate of 4.25%.	$242,515	$-

Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in quarterly payments of $1,908 commencing October 10, 2015, interest rate of 4.75%.	160,000	-

Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in quarterly payments of $9,922 commencing January 10, 2016, interest rate of 4.75%.	175,000	-

Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in quarterly payments of $9,881 commencing February 1, 2016, interest rate of 4.75%.	175,000	-

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. The line matures on May 28, 2016.	1,750,300	1,750,300

Installment loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	2,604,739	2,751,283

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	1,018,022	1,289,197
Total	$6,125,576	$5,790,780
Less: Current portion	(2,346,057)	(2,416,856)
Long-Term debt, less current portion	$3,779,519	$3,373,924

Note 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2015	$2,346,057
2016	562,242
2017	347,159
2018	303,009
2019+	2,565,109
$6,125,576

Contingencies

None.

Note 9 – Loss per Share

	For the nine months ended
	September 30, 2015	September 30, 2014

Net Loss	$(2,188,797)	$(852,860)
Weighted-average common shares outstanding
basic:	46,791,631	46,686,500

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,791,631	46,686,500

Loss per share outstanding
Basic and Diluted	$(0.047)	$(0.018)

Note 10 – Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred for the nine months ended September 30, 2015 and 2014 under such agreements were $138,474, and $207,143, respectively.

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

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company. Between September 1995 and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the nine months ended September 30, 2015 and 2014 under the lease agreement with the shareholder were $144,450 and 207,143, respectively.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended September 30, 2015 and 2014 are $0 and $0, respectively.

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

For financial reporting purposes, for the nine months ending September 30, 2015 and 2014, income before income taxes includes the following components:

	September 30, 2015	September 30, 2014
United States	$(2,188,796)	$(852,860)
Foreign	-	-
Total	$(2,188,796)	$(852,860)

The expense (benefit) for income taxes consist of:

Current:	2015	2014
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

Note 14 – Subsequent Events

On September 22, 2015, the Company filed a preliminary information statement announcing that on September 1, 2015, the board of directors of the Company approved, subject to stockholder approval, (1) an increase in the Company’s authorized capital stock from 250 million shares to 260 million shares; (2) the creation another class of securities called “Preferred Stock”; and (3) the issuance of up to 10 million shares of “Preferred Stock” with such rights, preferences and limitations as may be set from time to time by resolution of the Board. The Majority Stockholder (as defined in the preliminary information statement) approved the action by written consent in lieu of a meeting on September 1, 2015, in accordance with the Nevada Revised Statutes. The Company plans on filing and mailing a definitive information statement in November 2015. The actions of the Board and the Majority Stockholder will become effective at least 20 days after the mailing of definitive information statement at which point the Company will file an amendment to the Company’s Articles of Incorporation to amend and restate Article IV in its entirety.

On October 8, 2015, James Everett resigned as the Chief Operating Officer and Secretary of the Company. Mr. Everett did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

On November 2, 2015, CES entered into a promissory note (the “Note”) with Clyde A. Biston, the Company’s President and the Chairman of the Company’s board of directors. Pursuant to the Note, Mr. Biston provided CES with a loan in the amount of $175,000. Interest on the loan accrues at a rate of 4.75% per annum, and, starting on February 1, 2016, CES is obligated to make quarterly principal and interest payments to Mr. Biston in the amount of $9,881.76. The final payment in the amount of $9,881.76 will be due on November 1, 2020.

The foregoing description of the Note is not complete and is qualified in its entirety by reference to the full text of the Note which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

The Company has performed an evaluation of subsequent events through November 13, 2015, the date the accompanying financial statements were issued, and did not identify any material subsequent transactions that require disclosure other than noted above.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating loss to measure segment performance as recorded below:

	For the nine months ended
	September 30, 2015	September 30, 2014
Remediation Segment

Revenue	$6,471,056	$5,927,425
Cost of Revenues	6,571,949	4,503,718
Gross Profit	(100,893)	1,423,707

General & Administrative Expense	1,197,379	1,031,201
Allocated CES Admin. Expenses	910,041	850,493
Other Expense	4,513	3,300

Net Loss from Segment	$(2,212,826)	(461,287)

	For the nine months ended
	September 30, 2015	September 30, 2014
Demolition Segment

Revenue	$6,495,963	$7,322,606
Cost of Revenues	4,813,207	6,000,761
Gross Profit	1,682,756	1,321,845

General & Administrative Expense	678,117	604,857
Allocated CES Admin. Expenses	886,329	1,024,927
Other Expense	27,728	28,078

Net Loss from Segment	$90,582	$(335,747)

	For the nine months ended
	September 30, 2015	September 30, 2014
Insulation Segment

Revenue	$325,924	$441,127
Cost of Revenues	269,622	366,629
Gross Profit	56,302	74,498

General & Administrative Expense	69,119	67,697
Allocated CES Admin. Expenses	53,606	63,663
Other Expense	130	1,035

Net Loss from Segment	$(66,553)	$(55,827)

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

Backlog and Awarded Projects

Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 30 days. Awarded backlog is created when a potential customer awards a project to us following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed review to determine the scope of the project. At this point, we also determine the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue for the balance of 2015. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 30-45 days and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended September 30, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (“FDOT”), accounted for 10% and 14% of our total revenue, respectively.

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

Changing fuel costs affect us in several ways. Fuel in our trucks and equipment has an immediate cost impact. Increases in petroleum prices increase the costs for remediation because petroleum products are used to make all poly, bags, etc. that we use for contaminated materials containment.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable. Management has determined that an allowance of $201,000 for doubtful accounts at September 30, 2015 and December 31, 2014 was required.

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

Prior to November 1, 2013, CES had elected by unanimous consent of its shareholders to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, CES did not pay federal or state corporate income taxes on its taxable income. Instead, the shareholders of CES were liable for individual federal income taxes on their respective shares of CES’s taxable income. Since the closing of the merger between CES, the Company, and a subsidiary of the Company on November 1, 2013, the Company is responsible for paying corporate income tax.

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the nine months ended September 30, 2015 and September 30, 2014 were $16 and $5, respectively. Historically, the Company has not relied on advertising and marketing to generate business. In the third quarter of 2015, however, the Company did increase advertising to support its marketing activities. We hired a marketing/sales manager in 2014 to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Net sales fell 10%, or $493, during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Revenues in the Demolition segment increased by $1,055 or 56%, during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Revenues in the Remediation segment decreased by $1,521, or 49%, during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. The Insulation segment experienced a $27 decrease in revenue, or 19%, during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

The increase in Demolition segment revenues was primarily attributable to five large contracts in progress at NAS Jacksonville, FSU, Eglin AFB, and FDOT Orange County. At September 30, 2015, five Demolition segment contracts valued in excess of $4,265 were in progress. Remediation segment sales decreased in the third quarter of 2015, primarily because of the near completion of remediation contracts in Florida and with the DTE Power Plant in Michigan. However, the Company commenced work on some other large scale Remediation projects in the third quarter of 2015 valued in excess of $1,739 in the aggregate in Florida, Georgia and Louisiana, which we believe will offset some of the drop off in Remediation revenues. The decline in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. in 2015. During the quarter ended September 30, 2015, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business in these regions. In the quarter ended September 30, 2015, approximately $152 of revenues were derived from contracts in Louisiana, $4,259 from contracts in Florida and $236 from contracts in Georgia (compared to $463, $4,678 and $0 respectively in the quarter ended September 30, 2014).

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net Sales by Operating Segment:
Remediation	$1,604	(49)%	$3,125
Demolition	2,928	56%	1,873
Insulation	115	(19)%	143

Total net sales	$4,647	(10)%	$5,141

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

The following table presents Remediation segment net sales information for the quarters ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$1,604	$(1,521)	$3,125
Percentage of total net sales	35%	(26)%	61%

The decrease in the Remediation segment net sales during the quarter ended September 30, 2015 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at September 30, 2015 was 38 (valued at $8,646), compared to 33 (valued at $7,792) on the same date in 2014. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the quarters ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$2,928	$1,054	$1,873
Percentage of total net sales	63%	27%	36%

The increase in net sales for the Demolition segment during the quarter ended September 30, 2015 was caused primarily by the increased number of demolition contracts put out for bids in 2015 compared to 2014. The Company saw more demolition opportunities than renovation projects year over year. During the third quarter of 2015, the Company won 38 contracts in Florida valued at $1,384 that are expected to commence in the fourth quarter of 2015. Three of these contracts are worth $700. At the end of the third quarter of 2015, the Company had total Demolition segment contracts valued at $5,964 in backlog, including the 38 contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$115	$(28)	$143
Percentage of total net sales	2%	(1)%	3%

The decrease in the Insulation segment net sales between the quarters ended September 30, 2015 and 2014 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended September 30, 2015 and 2014 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2015	2014
Net sales	$4,647	$5,143
Cost of sales	4,287	4,165
Gross margin	360	978
Gross margin percentage	8%	19%

The increase in year-over-year cost of sales was caused primarily by a $305 increase in the cost of labor used to perform contracts in the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The increase in the cost of labor was caused by using more labor service workers rather than direct Company employees. This increase was offset by reductions materials ($6) and other costs ($176). The decline in gross margin percentage in the quarter ended September 30, 2015 by 11 percentage points over the quarter ended September 30, 2014 reflects the increase in labor costs

The Company anticipates that gross margin for the full-year 2015 will be between 15% and 18%. In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition. In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products. To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur. The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended September 30, 2015 and 2014 are as follows (in thousands, except for percentages):

	2015	Change	2014
General and administrative	$1,255	$12	$1,243
Percentage of total net sales	27%	3%	24%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the quarter ended September 30, 2015 was caused by a number of factors, including higher group health insurance costs, which rose due to a 53% higher employee participation ($64); increases in compensation costs (increased by $18); bank service charges, which rose by $19 or 204% due to higher loan closing costs; and increased advertising costs (up $8, reflecting increased advertising to win new business and the cost of press releases). These increases were offset by lower shop labor costs, which decreased by $23 or 19%, due to the outsourcing of major repair work rather than performing it in-house; lower rent expense due to a decrease in rent for the Crystal Springs office charged by our chairman and President, Clyde A. Biston; reduced costs for business licenses and permits (down by $11 or 25%), and reduced indirect administrative costs (a decrease of $25 or 28%, due to a decrease in insurance premiums unrelated to group health).

Compensation costs increased as a result of the hire of new sales staff, recruited in anticipation of expansion of sales efforts into new states (increased by $40) and an increase in office salaries ($8), offset by reductions in field labor ($12), officers’ salaries ($12) and training salaries ($6). The total number of employees at September 30, 2015 was 155 compared to 190 at September 30, 2014.

Rent expenses decreased year over year by $11 or 25% due to a decrease in rent for the Crystal Springs office charged by our chairman and President, Clyde A. Biston.

Other Expense

Other expense for the quarters ended September 30, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
Other income/ (expense)	$1	$(2)	$3
Interest income/ (expense)	(76)	4	(72)
Total other income/ (expense), net	(75)	(6)	(69)

The year-over-year increase in other expense during the quarter ended September 30, 2015 was due primarily to higher interest costs resulting from the restructuring of the Company’s bank line of credit.

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

Provision for income taxes and effective tax rates for the quarters ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

The Company’s effective tax rate for the quarter ended September 30, 2015 was nil because of the loss in the quarter, together with the losses carried forward from prior periods.

Net losses are due primarily to the increases in our sales staff and purchases of more sophisticated IT equipment and software without the benefit of any investment funds. To further impact the loss in 2015, sales actually decreased during the first quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 (in thousands, except percentages)

Net sales decreased 2%, or $343, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenues in the Demolition segment decreased by $826, or 11%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenues in the Remediation segment increased by $544, or 9%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The Insulation segment experienced a $115 decrease in revenue, or 26%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At September 30, 2015, 39 Demolition segment contracts valued in excess of $5,963 were in progress. Remediation segment sales increased in the first nine months of 2015, primarily because of the continuation of remediation contracts in Florida and with the DTE Power Plant in Michigan, and the commencement of other large scale projects valued in excess of $8,646 in the aggregate in Florida, Georgia and Louisiana. The decline in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. in 2015. During the nine months ended September 30, 2015, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business in these regions. In the nine months ended September 30, 2015, approximately $558 of revenues were derived from contracts in Louisiana, $12,562 from contracts in Florida and $173 from contracts in Georgia (compared to $1,091, $12,538 and $7 respectively in the nine months ended September 30, 2014).

Sales Data

The following table shows net sales by operating segment and net sales by service during the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net Sales by Operating Segment:
Remediation	$6,471	9%	$5,927
Demolition	6,496	(11)%	7,323
Insulation	326	(26)%	441

Total net sales	$13,293	(2)%	$13,691

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

The following table presents Remediation segment net sales information for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$6,471	$544	$5,927
Percentage of total net sales	49%	6%	43%

The increase in the Remediation segment net sales during the nine months ended September 30, 2015 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$6,496	$(827)	$7,323
Percentage of total net sales	49%	(5)%	54%

The decrease in net sales for the Demolition segment during the nine months ended September 30, 2015 was caused primarily by the lower number of demolition contracts put out for bids in 2015 compared to 2014. The Company saw more renovation opportunities than demolition projects year over year. During the third quarter of 2015, however, the Company did win 56 contracts in Florida valued at $2,236 that commenced in the third quarter of 2015. Two of these contracts are worth $1,324. At the end of the third quarter of 2015, the Company had total Demolition segment contracts valued at $5,964 in backlog, including the 38 contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$326	$(115)	$441
Percentage of total net sales	2%	(1)%	3%

The decrease in the Insulation segment net sales between the nine months ended September 30, 2015 and 2014 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the nine months ended September 30, 2015 and 2014 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2015	2014
Net sales	$13,293	$13,636
Cost of sales	11,400	10,678
Gross margin	1,893	2,958
Gross margin percentage	14%	22%

The increase in year-over-year cost of sales was caused by increased use of materials, increased job site and other indirect costs, and increases in dump fees. The decline in gross margin percentage in the nine months ended September 30, 2015 by eight percentage points over the nine months ended September 30, 2014 was the result mainly of higher materials and labor costs in our contracts.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
General and administrative	$3,849	$165	$3,684
Percentage of total net sales	29%	2%	27%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the nine months ended September 30, 2015 was caused by a number of factors, including increases in compensation costs (increased by $141), due mainly to a $147 increase in salaries paid to sales employees, reflecting the hiring of new sales employees at the end of 2014; higher group health insurance costs, which rose due by 36% or $117 due to higher employee participation; a $61 increase in bank charges reflecting the costs incurred to extend bank debt; advertising costs, which increased by $13 or 181%, reflecting an increase in advertising to win new business; business taxes, which rose by $11 or 465%; bank service charges, which rose by $6 or 7% due to higher loan closing costs; and higher education/training costs, which were up by $13 or 28% due to the large amount of work on military bases, which requires badges, background checks, and specific health and worker certifications that are charged to education. These increases were offset by lower professional fees, which decreased by $66 or 38%, due to reduced expenses associated with being a publicly traded company; lower business license costs, down by $25 or 30%; a reduction in shop labor of $24 or 7%, due to the outsourcing of major repair work rather than performing it in-house; and a reduction in salaries paid to officers ($12 or 4%), due to the resignation of an officer.

Other Income/Expense

Other income/ (expense) for the nine months ended September 30, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
Other income/ (expense)	$(8)	$(153)	$145
Interest income/ (expense)	(225)	(35)	(190)
Total other income/ (expense), net	(233)	(188)	(45)

The year-over-year decrease in other income during the nine months ended September 30, 2015 was due primarily to a state-mandated insurance refund that was made in 2014. There was no refund in the corresponding period in 2015.

The year-over-year increase in interest expense during the nine months ended September 30, 2015 was due primarily to higher interest costs resulting from the higher levels of debt and the restructuring of the Company’s bank line of credit in 2015.

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

Provision for income taxes and effective tax rates for the nine months ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

The Company’s effective tax rate for the nine months ended September 30, 2015 was nil because of the loss in the nine months, together with the losses carried forward from prior periods.

Net Loss

The net loss for the nine months ended September 30, 2015 reflects the combination of reduced sales, the decrease in gross margins, and the increase in general and administrative costs, for the reasons explained above.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company will seek, however, to raise up to $5,000 in additional capital in 2015 and 2016 to support its expansion plans There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$606	$206
Property, plant and equipment, net	$2,153	$2,199
Long-term debt	$3,780	$3,374
Working capital	$(449)	$881

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first nine months of 2015 and 2014 (dollars in thousands):

	Nine months Ended
	September 30,	September 30,
	2015	2014
Cash generated by/ (used in) operating activities	$413	$(461)
Cash generated by/ (used in) investing activities	$(417)	$(453)
Cash generated by/ (used in) financing activities	$460	$869

During the nine months ended September 30, 2015, the cash generated by operating activities of $413 was a result of ($2,189) of net loss, offset by non-cash adjustments to net loss of $381 and a net change in operating assets and liabilities of $2,221. The Company used ($417) of cash for investing activities during the nine months ended September 30, 2015 to purchase property and equipment. There were no disposals of equipment in the nine months ended September 30, 2015. The $460 of cash generated by financing activities during the nine months ended September 30, 2015 came primarily from new borrowing of $1,102, including $510 from the chairman of board of directors of the Company, Clyde A. Biston. No distributions were paid in the first nine months of 2015.

During the nine months ended September 30, 2014, the cash used in operating activities of ($461) was a result of ($853) of net loss, non-cash adjustments to net income of $415 and a net change in operating assets and liabilities of ($23). The Company used ($453) of cash for investing activities during the nine months ended September 30, 2014 to purchase property and equipment. There were no disposals of equipment in the nine months ended September 30, 2014. Cash generated by financing activities during the nine months ended September 30, 2014 ($869) came from the issuance of new debt ($5,485) and common stock ($282), some of which was used to repay debt ($4,898). No distributions were paid in the first nine months of 2014.

Capital Assets

The Company’s capital expenditures were $498 during the nine months ended September 30, 2015, consisting primarily of purchases of machinery ($368) and earth moving equipment ($126). The new equipment was acquired to replace aging equipment, and to add to our fleet of equipment to prepare for new Demolition segment projects at Florida State University and at military bases in Georgia and the Florida Panhandle.

The Company plans to raise up to $5,000 in new capital for capital expenditures in 2015 and 2016, a portion of which will be used to renovate office space in Zephyrhills and to open another satellite office in the south.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at September 30, 2015:

(i) Demand loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, payable in monthly payments of $4,632, interest rate of 4.25%. At September 30, 2015, $242,515 was outstanding under the loan, an increase of $5,588 over the amount outstanding at June 30, 2015.

(ii) Demand loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, payable in quarterly payments of $1,908 commencing October 10, 2015, interest rate of 4.75%. At September 30, 2015, $160,000 was outstanding under the loan. In the three months ended September 30, 2015, the Company made no repayments of principal under the loan.

(iii) Demand loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, payable in quarterly payments of $9,922 commencing January 1, 2016, interest rate of 4.75%. At September 30, 2015, $175,000 was outstanding under the loan. In the three months ended September 30, 2015, the Company made no repayments of principal under the loan.

(iv) Demand loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, payable in quarterly payments of $9,881 commencing February 1, 2016, interest rate of 4.75%. At September 30, 2015, $175,000 was outstanding under the loan. In the three months ended September 30, 2015, the Company made no repayments of principal under the loan.

(v) Installment loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, payable in monthly payments of $23,994, interest rate of 6.15%. At September 30, 2015, $2,604,739 was outstanding under the loan. In the three months ended September 30, 2015, the Company made payments of principal totaling $31,398 under the loan.

(vi) Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. This line of credit matures on May 28, 2016. At September 30, 2015, $1,750,000 was outstanding under the line of credit. In the three months ended September 30, 2015, the Company made no repayments of principal under the line, and borrowed no additional principal.

(vii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At September 30, 2015, $1,018,022 was outstanding under the loans. In the three months ended September 30, 2015, the Company repaid $123,651 of principal under the loans.

At September 30, 2015, a total of $6,125,576 was outstanding under all loans and the line of credit. $1,750,300 of that amount is due and payable in the 12 months following that date.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no changes that constitute material changes from the risk factors previously disclosed in our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 10, 2015 the Company sold and issued 20,000 shares of common stock at $.001 per share (par value) to a member of the board of directors.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended for transactions not involving a public offering.

No purchases of common stock of the Company were made by the Company in the three months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 2, 2015, CES entered into a promissory note (the “Note”) with Clyde A. Biston, the Company’s President and the Chairman of the Company’s board of directors. Pursuant to the Note, Mr. Biston provided CES with a loan in the amount of $175,000. Interest on the loan accrues at a rate of 4.75% per annum, and, starting on February 1, 2016, CES is obligated to make quarterly principal and interest payments to Mr. Biston in the amount of $9,881.76. The final payment in the amount of $9,881.76 will be due on November 1, 2020.

The foregoing description of the Note is not complete and is qualified in its entirety by reference to the full text of the Note which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

10.1	Promissory Note, November 2, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CES Synergies, Inc.

Date: November 13, 2015	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

