Form 10-K
period 2015-12-31
CES Synergies, Inc.
filed 2016-03-30
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of June 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.78, was approximately $5,702,190. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of executive officer and affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of the registrant’s common stock outstanding as of March 30, 2016, was 46,890,500.

Documents incorporated by reference:

None.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Our management and employees are very experienced and expert in their trades. We have nine project managers who have over 100 combined years of experience. All are skilled in project set-up, permitting, submittals, scheduling, and project close-out.

In addition to the tools made available to our project managers, we have a highly skilled staff of field personnel. We have multiple field superintendents and supervisors who have fifteen to twenty years’ experience. Many of these people have been with CES since its inception. Our field supervisory staff has, in the aggregate, over 200 man-years of experience. We believe that almost as important as the project personnel and related experience, is having modern late model equipment to work with. We have an extensive late model fleet of service trucks, box trucks, vans, excavators, loaders, dump trucks, semi tractors, and roll off trucks that can be deployed to any project. In addition to the large rolling stock and excavators, we have an extensive inventory of specialty equipment designed to provide demolition and abatement services inside a structure. This equipment includes but is not limited to skid steer loaders equipped with exhaust scrubbers, mini excavators equipped with hydraulic hammers, automated tile removing machines, airless sprayers, and various handheld power tools designed for material removal.

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

Presented below is a broad cross-section of recent customers segregated by customer classification:

Federal Agencies:

●	NASA
●	Bureau of Land Management
●	Smithsonian Institution
●	Department of the Air Force
●	Department of the Navy
●	Department of the Interior
●	National Park Service
●	Space Command
●	U.S. Army Corps of Engineers
●	Department of Interior
●	National Park Service

Industrial:

●	CEMEX
●	Florida Citrus Industry
●	JBT Foods
●	Martin Marietta
●	Exilis
●	Publix Super Markets

Commercial:

●	Jones Lang LaSalle
●	Ajax Contracting
●	Hensel Phelps
●	Whitesel-Green
●	J2 Enterprises

State, County, Municipal:

●	Florida Department of Transportation
●	Multiple Municipalities
●	University of South Florida
●	Sarasota County Schools
●	Orange County Schools

In 2015, Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and Barton Malow Co., the general contractor for the a large demolition project in Daytona Beach, Florida, accounted for 23% and 7% of revenue, respectively. In 2014, Renu Asset Recovery and the Florida Department of Transportation (FDOT) accounted for 13.9% and 15.2% of revenue, respectively.

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

Backlog and Awarded Projects

Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 30 days. Awarded backlog is created when a potential customer awards a project to us following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed review to determine the scope of the project. At this point, we also determine the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue in 2016. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 30-45 days and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

Facilities and Assets

In addition to the contract acquisition approach defined above, we anticipate expansion of services, facilities, and assets to increase profitability. Specifically, we plan to expand our sales footprint into additional areas outside of the state of Florida, and focus on maintaining our core business lines in additional markets.

Business Model

We intend to continue to operate in 2016 with a reduced overhead and a focus on profitability. We will continue to prepare sealed bids for municipal, county, state, and federal projects. We will still respond to invitations to bid from private and public entities. All of the systems and processes are in place to facilitate these ongoing procurement procedures. We plan to expand our systems to seek projects in a larger geographic area and for a larger customer base. We plan to expand our systems to seek projects in a larger geographic area and for a larger customer base.

Competition

Companies that compete with us both locally and on a national level include but are not limited to Cross Construction Services, Lang Environmental, and Northstar. We believe we have several competitive advantages. We have multiple employees that have been with us since or close to our inception. Our staff is very experienced and efficient. We make it a point to keep our key employees on staff and we keep them current with ongoing training. We believe our work force is one of the most experienced and well-trained in the industry. Our management staff possesses over 100 years of combined experience. We believe we have an edge over our competitors in terms of experience and technical ability.

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

Permits and Licenses

Many states license such areas of our operations as asbestos abatement and general contracting.  In such states, employees and supervisors are required to receive training from EPA-approved and state-certified organizations and pass required tests. We are currently licensed to perform our services in approximately 12 states.  We also operate in certain states that do not have special asbestos abatement or general contracting license requirements; however, these states have adopted regulations regarding worker safety with which we must comply.

Employees

As of the date of the filing of this Annual Report on Form 10-K, we have 143 employees, all of whom work full time.

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

As of December 31, 2015, the Company had $6,073,414 in notes payable and $2,959,599 in accounts payable and accrued expenses. Our level of indebtedness may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes and may make us more vulnerable to an economic downturn than our competitors with less debt.

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

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility of the price of our common stock. These quarterly and annual fluctuations may result from a number of factors, including:

●	the size of new contracts and when we are able to recognize the related revenue;
●	our rate of progress under our contracts;
●	the timing of customer and market acceptance of our product and service offerings;
●	budgeting cycles of our customers;
●	the mix of products and services sold;
●	changes in demand for our products and services;
●	level and timing of expenses for product development and sales, general and administrative expenses;
●	competition;
●	changes in our strategy; and
●	general economic conditions.

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

We derived approximately 42.7% of our revenues from two customers in 2015 (revenue for one of those customers was earned under 13 separate contracts). If any of our major customers were to terminate or materially reduce their business relationships with us, our operating results would be materially harmed.

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

The Company files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its common stock is quoted on the OTC Bulletin Board. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;
●	announcements that our revenue or income are below analysts’ expectations;
●	general economic slowdowns;
●	sales of large blocks of the Company’s common stock;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
●	fluctuations in stock market prices and volumes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Crystal Springs, Florida, where we currently occupy 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by our President, Clyde A. Biston.  Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual rent of $180,000 ($15,000 on a monthly basis). On June 1, 2015 Mr. Biston reduced the rent on the Crystal Springs facilities to an annual rent of $90,000 ($7,500 on a monthly basis). Rental expense incurred in 2015 under these lease agreements was $135,000.   The Company also pays the property taxes for use of the facilities, and has paid monthly rent of $15,000 since November 1, 2013, and $7,500 monthly since June 1, 2015.

We also lease satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana from third parties. Our monthly rent for these facilities in 2015 was $4,980, $2,380 and $750 respectively. We believe our facilities are adequate for their intended purposes and have capacities adequate for our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2015, we were not part of any material legal proceedings.

However, a suit was filed against us in district court of Michigan on or about March 16, 2016 by SiteTech, Inc. (“SiteTech”). In this suit, SiteTech alleges negligence by CES for failing to remove asbestos-containing materials in a timely manner allegedly resulting in damages in excess of $75,000.00. CES plans to vigorously contest the allegations made by SiteTech in this suit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CESX.” There was minimal reported trading in the Company’s common stock during the Company’s fiscal years ended December 31, 2015 and 2014, and there has been limited reported trading to date in the Company’s common stock.

The following table shows the high and low bid prices for the Company’s common stock for the quarterly periods indicated. No bid information is available for the year ended December 31, 2014.

	Price
Quarter Ended	High	Low
March 31, 2015	$1.07	$0.40
June 30, 2015	$1.06	$0.70
September 30, 2015	$1.14	$0.06
December 31, 2015	$0.78	$0.19

As of March 30, 2016, there were approximately 44 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

On March 12, 2014 and November 6, 2014, the Company issued 24,000 shares of common stock valued at $ 1.35 per share, and 44,000 shares of common stock valued at $0.001 per share, respectively, to a consultant for services rendered.

The Company issued the following to Type A Partners in stock purchases: (i) 75,000 shares of common stock valued at $2.00 per share on April 22, 2014, (ii) 37,500 shares of common stock valued at $2.00 per share on May 6, 2014, and (iii) 30,000 shares of common stock valued at $0.60 on June 23, 2015.

On June 5, 2014, the Company issued 25,000 shares of common stock valued at $0.001 per shares to a consultant for services rendered.

On May 20, 2015, the Company issued 100,000 shares of common stock, valued at $0. 001 per share, to a consultant in exchange for services rendered.

On September 10, 2015, the Company issued 20,000 shares of common stock valued at $0.001 per share to a board member, Luisa Ingargiola, in accordance with Ms. Ingargiola’s board contract.

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

We review job costs twice each month while contracts are in progress, and calculate and review final job cost at the completion of each job.  Problems are reviewed at weekly meetings.  Project managers regularly check on their jobs to monitor progress and man-hours. This process has now been enhanced with the addition of a cloud based project management system that has been implemented throughout all Company locations.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the year ended December 31, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the FDOT, accounted for 23.1% and 19.6% of our total revenue, respectively. For the year ended December 31, 2014, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the FDOT, accounted for 13.9% and 15.2% of our total revenue, respectively.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $201,000 for doubtful accounts at December 31, 2015 and December 31, 2014 was required.

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

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for 2015 and 2014 were $25 and $8, respectively. Historically, the Company has not relied on advertising and marketing to generate business. We recently hired a marketing/sales manager to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales decreased on an aggregate basis among all segments, 10%, or $2,118, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Revenues in the Demolition segment decreased by $1,134, or 11%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Revenues in the Remediation segment decreased by $956, or 10%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The Insulation segment experienced an $83 decrease in revenue, or 15%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St. Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At December 31, 2015, 35 Demolition segment contracts valued in excess of $4.6 million were in progress. Remediation segment sales decreased in 2015, primarily because of the lower revenues from remediation contracts in Florida and with the DTE Power Plant in Michigan. The decline in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

Revenues were more heavily concentrated in Florida in 2015 as a result of new contract wins in the state, including demolition contracts at Florida State University in Tallahassee (valued at $882), Jacksonville Naval Air Station (valued at $1,624 ) and with the FDOT (valued at $3,139), and remediation/demolition contracts continuing at the Daytona Speedway (valued at $1,147), Forts Benning and Stewart in Georgia (valued at $887) the Federal Courthouse in Jacksonville (valued at $376), Hill Middle School (valued at $367), and the continuation of the DTE Power Plant in Marysville, Michigan (valued at $3,554). The Daytona Speedway contract will also have had a significant scrap revenue stream that will cover provided a portion of our funding of startup costs for the contract.

Management plans to address the 2015 decline in revenues with a plan of operations for 2016 that includes an expansion of regional presence through organic growth and acquisitions (should funding become available), expansion into additional states to broaden the Company’s geographic footprint, growth of government business through state and federal IDIQ opportunities, the acquisition of complementary businesses targeted to enhance the geographic footprint, and a focus on increasing revenues and margins in our core business lines.

Sales Data

The following table shows net sales by operating segment and net sales by service during the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net Sales by Operating Segment:
Remediation	$9,021	(10)%	$9,977
Demolition	9,237	(11)%	10,370
Insulation	470	(15)%	553
Total net sales	$18,728	(10)%	$20,900

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

The following table presents Remediation segment net sales information for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$9,021	$(956)	$9,977
Percentage of total net sales	48%	-%	48%

The decrease in Remediation segment net sales during the year ended December 31, 2015 was caused by typical business fluctuations. Volatility in revenues arises because contracts are of a short duration (typically a month or less). Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The average size and number of projects in the segment in 2015 were greater than in 2014. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to have these highs and lows.

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

The following table presents Demolition segment net sales information for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$9,237	$(1,134)	$10,370
Percentage of total net sales	49%	(1)%	50%

The decrease in net sales for the Demolition segment during the year ended December 31, 2015 was caused primarily by the lower number of demolition contracts put out for bids in 2015 compared to 2014. The Company saw more renovation opportunities than demolition projects year over year. During 2015, however, the Company did win 63 demolition contracts in Florida valued at $4,929 that commenced, compared to 77 contracts valued at $2,880 in 2014. Two of these 2015 contracts are worth $1,324. At the end of 2015, the Company had total Demolition segment contracts valued at $3,960 in backlog, including 30 contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	Change	2014
Net sales	$470	$(83)	$554
Percentage of total net sales	3%	-%	3%

The decrease in the Insulation segment net sales between the years ended December 31, 2015 and 2014 was caused primarily by a reduction in work provided by the aforementioned supermarket chain.

Gross Margin

Gross margin for the years ended December 31, 2015 and 2014 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statement of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2015	2014
Net sales	$18,728	$20,846
Cost of sales	15,168	16,142
Gross margin	$3,560	$4,704
Gross margin percentage	19%	23%

The gross margin percentage in the year ended December 31, 2015 was 19% compared to 23% in the year ended December 31, 2014. The decrease in year-over-year cost of sales was caused by increased use of materials, increased job site and other indirect costs, and increases in dump fees and fuel costs. Gross margin percentage decreased by four percentage points. A large portion of our increase in jobs costs as well as the decline in gross margin is due to some of our larger jobs not returning the gross profit we anticipated. We encountered some unforeseen complications to our work plan that resulted in higher costs. We have been unsuccessful in obtaining an approved change order for this work.

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

Operating Expenses

Operating expenses for the years ended December 31, 2015 and 2014 are as follows (in thousands, except for percentages):

	2015	Change	2014
General and administrative	$5,153	$132	$5,021
Percentage of total net sales	28%	4%	24%

General and Administrative (“G&A”) Expense

The growth in G&A expense during the year ended December 31, 2015 was caused by a number of factors, including increases in compensation costs (increased by $119 over 2014), due mainly to a $120 increase in salaries paid to sales employees, reflecting the hiring of new sales employees at the end of 2014; higher group health insurance costs, which rose due by 38% or $153 due to higher employee participation; a $35 increase in bank service charges and loan costs, reflecting the costs incurred on debt; advertising costs, which increased by $18 or 235%, reflecting an increase in advertising to win new business; other insurance costs, which increased by 200% or $25; and higher education/training costs, which were up by $16 or 28% due to the large amount of work on military bases, which requires badges, background checks, and specific health and worker certifications that are charged to education.

These increases were offset by lower professional fees, which decreased by $78 or 32%, due to reduced expenses associated with being a publicly traded company; lower business license costs, down by $57 or 38%; a reduction of 10% or $38 in rent expenses caused by a 50% reduction in the rent of our Crystal Springs location, owned by our president Clyde A. Biston; a reduction in shop labor of $36 or 8%, due to the outsourcing of major repair work rather than performing it in-house; and a reduction in salaries paid to officers ($32 or 9%), due to the resignation of an officer.

Other Income and Expense

Other income and expense for the years ended December 31, 2015 and 2014 are as follows (in thousands, except percentages):

	2015	Change	2014
Other income/(expense)	$(7)	$(162)	$155
Interest expense	(183)	77	(260)
Total other income/(expense), net	$(190)	(85)	(105)

The year-over-year decrease in other income during the year ended December 31, 2015 was due primarily to a state-mandated insurance refund that was made in 2014. There was no refund in the corresponding period in 2015.

The year-over-year decrease in interest expense during the year ended December 31, 2015 was due primarily to the restructuring of the Company’s bank line of credit at the end of 2014.

Provision for Income Taxes

Prior to November 1, 2013, CES elected to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under those provisions, during and prior to 2013, CES did not pay federal or state corporate income taxes on its taxable income. Instead, its shareholders were liable for individual federal income taxes on their respective shares of CES’s taxable income. Therefore, no provision or liability for federal income taxes was included in our financial statements prior to 2013.

Provision for income taxes and effective tax rates for the years ended December 31, 2015 and 2014 was as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Provision for income taxes	$-	$-
Effective tax rate	0%	-

The Company’s effective tax rate for the year ended December 31, 2015 was nil because of the loss in 2015 and the losses carried forward from prior periods. The Company has net operating loss carryforwards of $2,025,295 available at December 31, 2015 and has recorded a deferred tax asset of $718,980 reflecting the benefit of the loss carryforwards. These deferred tax assets will expire in years 2034 through 2035.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company will seek, however, to raise up to $5,000 in additional capital in 2016 to support its 2016 plan of operations. There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$230	$149
Property, plant and equipment, net	$1,998	$2,117
Long-term debt	$3,865	$3,337
Working capital	$284	$1,314

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first nine months of 2015 and 2014 (dollars in thousands):

	Year Ended December 31
	2015	2014
Cash generated by/ (used in) operating activities	$89	$(365)
Cash generated by/ (used in) investing activities	$(417)	$(535)
Cash generated by/ (used in) financing activities	$408	$799

During the year ended December 31, 2015, the cash generated by operating activities of $89 was a result of $(1,064) of net loss, offset by non-cash adjustments to net loss of $536 and a net change in operating assets and liabilities of $617. The Company used $(417) of cash for investing activities in 2015 to purchase property and equipment. There were no disposals of equipment in 2015. The $408 of cash generated by financing activities during 2015 came from capital contributions of $18 and new borrowing of $1,127, which included $535 from the chairman of board of directors of the Company, Clyde A. Biston, offset by $(736) of loan repayments. No distributions were paid in 2015.

During 2014, cash used in operating activities of $(365) was a result of $160 of net income, non-cash adjustments to net income of $578 and a net change in operating assets and liabilities of $(1,104). Cash used in investing activities of $(534) during 2014 consisted of the purchase of property and equipment. Cash generated in financing activities during 2014 consisted primarily of new borrowings of $5,160 and capital contributions $(320), offset by repayment of debt $(4,681). There were no distributions in 2014.

Long-Term Debt

To date the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, borrowings from banks, and loans from shareholders. The following debt was outstanding at December 31, 2015:

(i)	Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.25%. At December 31, 2015, $254 was outstanding under the loan. $273 was outstanding under the loan at December 31, 2014.

(ii)	Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.75%. At December 31, 2015, $158 was outstanding under the loan. $nil was outstanding under the loan at December 31, 2014.

(iii)	Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.75%. At December 31, 2015, $175 was outstanding under the loan. $nil was outstanding under the loan at December 31, 2014.

(iv)	Demand loan from shareholder, Clyde Biston, bearing annual interest at 4.75%. At December 31, 2015, $175 was outstanding under the loan. $nil was outstanding under the loan at December 31, 2014.

(v)	A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit was obtained on April 30, 2015, and matures April 30, 202016 At December 31, 2015 and 2014, $1,750 was outstanding under the line.

(vi)	Installment loan from shareholder, Clyde Biston, bearing annual interest at 6.15%. The loan is repayable in monthly payments of $23,994. At December 31, 2015, $2,656 was outstanding under the loan. $2,721 was outstanding under the loan at December 31, 2014.

(vii)	Various installment loans, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At December 31, 2015, $904 was outstanding under these loans. In 2015, the Company repaid $65 of principal under these loans. At December 31, 2014, $938 was outstanding under these loans.

At December 31, 2015, a total of $6,073 was outstanding under all loans and the line of credit.  $2,208 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde Biston.  Mr. Biston elected to receive part of his compensation in 2013 the form of distributions paid to himself as the sole shareholder.  No distributions were paid in 2014 or 2015 by the Company or CES.

The Company does not expect to pay any dividends or make any distributions to shareholders in 2016.

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

Lease Commitments (dollars in thousands)

The Company is headquartered in Crystal Springs, Florida, where it occupies 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by the Company’s President, Clyde A. Biston. Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual cost of $180 ($15 per month). As of June 1, 2015, the rent for the Crystal Springs facilities was reduced to an annual cost of $90 ($7.5 per month).

The Company also leases satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana. Monthly rent for these facilities is $4.98, $2.38, and $.75 respectively.

Leases are for terms ranging from month-to-month to one year to 48 months. As of December 31, 2015, the Company’s total future minimum lease payments under non-cancelable operating leases were $ 15.25 per month, or $183 in the aggregate for the full term of all such leases, all of which are leases for office, warehouse and mechanic space.

Other Obligations

In addition to the contractual obligations mentioned above, the Company had outstanding commitments to lease copiers totaling $46 in the aggregate for the full term of all such leases as of December 31, 2015.

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

Scrudato & Co., PA

7 Valley View Drive

Califon, New Jersey 07830

908-534-0008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CES Synergies, Inc.

We have audited the accompanying balance sheet of CES Synergies, Inc. and its subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of CES Synergies, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of its operations, stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Scrudato & Co., PA

Califon, New Jersey

March 30, 2016

CONSOLIDATED BALANCE SHEET

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$229,882	$149,455
Advances to employees	13,770	14,006
Contracts receivable (net of allow. for bad debt)	4,599,131	6,365,274
Inventory	133,715	152,772
Deferred tax asset- current	86,098	-
Cost and estimated earnings in excess of billings on uncompleted contracts	690,553	229,437
Total current assets	$5,753,149	$6,910,944
Property and equipment, net	1,998,158	2,117,217
Goodwill	1,446,855	1,446,855
Deferred tax asset- non-current	632,882	-
Other assets	4,731	6,531
TOTAL ASSETS	$9,835,775	$10,481,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,911,780	$2,570,259
Accrued payroll	47,819	82,391
Billings in excess of costs and estimated earnings on uncompleted contracts	301,398	598,645
Notes payable	1,750,300	1,750,300
Current portion long-term debt
Related party	-	-
Non-related party	457,950	595,757
Total current liabilities	5,469,247	5,597,352
Long-term debt, net of current portion
Related party	3,419,098	2,808,605
Non-related party	446,066	528,561
Total long-term liabilities	3,865,164	3,337,166
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at December 31, 2015; issued: 46,880,500 shares, at December 31, 2015; 46,730,500 shares, at December 31, 2014	46,881	46,730
Additional paid in capital	1,299,018	1,281,048
Retained earnings	(844,535)	219,251
Total stockholders' equity	501,364	1,547,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,835,775	$10,481,547

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended December 31,
	2015	2014
Revenues	$18,728,148	$20,846,119
Cost of sales	15,167,887	16,142,507
Gross profit	3,560,261	4,703,612
General & administrative expenses	5,152,941	5,020,556
Net operating profit/(loss)	(1,592,680)	(316,944
Other expenses, net	(190,086)	(104,728)
Net profit/(loss) before income taxes	$(1,782,766)	$(421,672)
Income taxes	718,980	(81,339)
Net profit/(loss) after income taxes	$(1,063,786)	(503,011)

Earnings per share
Basic and diluted	$(0.023)	$(0.011)

Shares used in computing earnings per share
Basic and diluted	46,843,514	46,730,500
Cash distributions declared per common share	$-	$-

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	surplus	Total
Balance at December 31, 2011	160	160	80	(129,356)	1,130,424	2,560,467	3,561,695
Distributions	-	-	-	-	-	(1,136,877)	(1,136,877)
Net income for the year ended December 31, 2012	-	-	-	-	-	389,083	389,083
Balance at December 31, 2012	160	160	80	(129,356)	1,130,424	1,812,673	2,813,901
Distributions	-	-	-	-	-	(929,663)	(929,663)
Adjustments to common stock and additional paid-in capital	39,524,840	39,365	-	-	(39,365)	-	-
Issuance of common stock for employment and services	7,000,000	7,000	-	-		-	7,000
Net income/(loss) for the year ended December 31, 2013	-	-	-	-	-	(160,744)	(160,744)
Balance at December 31, 2013	46,525,000	$46,525	80	$(129,356)	$1,091,058	$722,262	$1,730,490
Adjustments to common stock and additional paid-in capital	-	-	(80)	129,356	(129,356)	-	-
Issuance of common stock for employment and services	93,000	93	-	-	94,457	-	94,550
Issuance of common stock (sold)	112,500	112	-	-	224,888	-	225,000
Net income/(loss) for the year ended December 31, 2014	-	-	-	-	-	(503,011)	(503,011)
Balance at December 31, 2014	46,730,500	$46,730	-	$-	$1,281,048	$219,251	$1,547,029
Issuance of common stock (sold)	30,000	30	-	-	17,970	-	18,000
Issuance of common stock for employment and services	120,000	121	-	-	-	-	121
Net income/(loss) for the year ended December 31, 2015	-	-	-	-	-	(1,063,786)	(1,063,786)
Balance at December 31, 2015	46,880,500	$46,881	-	$-	$1,299,018	$(844,535)	$501,364

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net income (loss) from continuing operations	$(1,063,786)	$(503,011)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	535,620	578,427
(Gain) Loss on Asset Disposal	-	(400)
(Increase) decrease in contracts receivable	1,766,143	(2,399,565)
(Increase) decrease in inventory	19,057	1,218
(Increase) decrease in other assets	(716,944)	29,191
(Increase) decrease in estimated earnings in excess of billings	(461,116)	580,111
Increase (decrease) in accounts payable and accrued expenses	306,949	1,268,585
Increase (decrease) in billings in excess of costs and estimated earnings	(297,247)	80,033
Net cash provided by (used in) operating activities	88,676	(365,411
Cash flows from investing activities
Purchase property and equipment	(416,561)	(534,826)
Proceeds from disposal of equipment	-	400
Net cash provided by (used in) investing activities	(416,561)	(534,426)
Cash flows from financing activities
Payments on notes payable	(736,371)	(4,681,071)
Net proceeds from borrowings	1,126,562	5,160,454
Adjustments to common stock and additional paid-in capital	18,121	319,550
Net cash provided by (used in) financing activities	408,312	798,933
Net increase (decrease) in cash	80,427	(100,904
Cash, beginning of period	149,455	250,359
Cash, end of period	$229,882	$149,455

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

Concentrations of Credit Risk

The Company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015 and 2014, the Company’s uninsured cash balances for those accounts were $0.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2015 and 2014.

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of December 31, 2015 and December 31, 2014.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2015 and 2014, there were no potential dilutive securities.

Common Stock

The Company currently has only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at December 31, 2015 was 250,000,000 and at December 31, 2014 was 75,000,000 shares, in each case with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 46,880,500 common shares at December 31, 2015 compared to 46,525,000 common shares at December 31, 2014.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income was equal to net income for the periods ended December 31, 2015 and 2014.

NOTE 3 - Recent Accounting Pronouncements

No. 2012-02, July 2012, Intangibles-Goodwill and Other (Topic 350): In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

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

NOTE 4 - Contracts Receivable

Contracts Receivable consist of at:

	December 31, 2015	December 31, 2014
Billed
Completed Contracts	$2,766,670	$4,146,946
Contracts in Progress	1,368,742	1,652,910
Retained	663,596	766,418
Allowance for Bad Debts	(199,877)	(201,000)
Total	$4,599,131	$6,365,274

NOTE 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	December 31, 2015	December 31, 2014

Machinery and Equipment	$4,137,045	$3,847,408
Office Furniture and Equipment	172,636	172,635
Transportation and Earth Moving Equipment	8,844,666	8,717,743
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	13,184,536	12,767,975
Less: Accumulated Depreciation	(11,186,378)	(10,650,758)
Property, Plant and Equipment Net	$1,998,158	$2,117,217

Depreciation expense for the twelve months ended December 31, 2015 and 2014 was $535,620 and $578,427, respectively.

NOTE 6 - Costs and Estimated Earnings on Contracts

For the year ended December 31, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit

Revenue on completed contracts	$14,800,227	$12,573,012	$2,227,215
Revenue on uncompleted contracts	3,927,920	2,594,875	1,333,045
Total for 12 months ended 12/31/15	$18,728,147	$15,167,887	$3,560,260

As of Dec 31, 2015:
Costs incurred on uncompleted contracts	2,739,744
Estimated earnings on uncompleted contracts	1,374,893
Revenues earned on uncompleted contracts	4,114,637
Billings to date	3,725,485
Total Net Amount	$389,152

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$690,550
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(301,398)

Total Net Amount	$389,152

For the year ended December 31, 2014:

	Revenues Earned	Cost of Revenues	Gross Profit

Revenue on completed contracts	$14,877,686	$12,028,147	$2,849,539
Revenue on uncompleted contracts	5,968,434	4,114,360	1,854,074
Total for 12 months ended 12/31/14	$20,846,120	$16,142,507	$4,703,613

As of Dec 31, 2014:
Costs incurred on uncompleted contracts	4,482,275
Estimated earnings on uncompleted contracts	1,941,493
Revenues earned on uncompleted contracts	6,423,768
Billings to date	6,792,976
Total Net Amount	$(369,208)

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$229,437
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(598,645)

Total Net Amount	$(369,208)

NOTE 7 - Long-Term Debt

Long-term debt consists of the following at December 31, 2015 and 2014:

	12/31/2015	12/31/2014

Demand loan from Shareholder, Clyde Biston, payable in monthly payments of $4,632 deferred until January 2017, interest rate of 4.25%.	$254,203	$273,273

Demand Loan from Shareholder, Clyde Biston, quarterly payments of $1,908 deferred until Jan. 2017; interest rate of 4.75%	158,092	-

Demand Loan from Shareholder, Clyde Biston, quarterly payments of $9,922 deferred until Jan. 2017; interest rate of 4.75%	175,000	-

Demand Loan from Shareholder, Clyde Biston, quarterly payments of $9,881 deferred until Jan. 2017; interest rate of 4.75%	175,000	-

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures April 30, 2016	1,750,300	1,750,300

Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%. Deferred until January 2017	2,656,803	2,721,450

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property	904,016	938,200

Total	6,073,414	5,683,223
Less: Current portion	(2,208,250)	(2,346,057)
Long-term debt, less current portion	$3,865,164	$3,337,166

NOTE 8 - Commitments and Contingencies

Principal payments on long-term debt are due as follows:

Year ending December 31,
2016	$2,208,250
2017	510,013
2018	351,543
2019	328,541
2020+	2,675,067
$6,073,414

Contingencies

None.

NOTE 9 - Earnings per Share

	12/31/2015	12/31/2014

Net Income/ (Loss)	$(1,063,786)	$(503,011)
Weighted-average common shares outstanding
Basic:	46,942,227	46,730,500

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,942,227	46,730,500
Earnings/(loss) per common shares outstanding
Basic and Diluted	$(0.023)	$(0.011)

NOTE 10 - Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred as of December 31, 2015 and 2014 under such agreements were $340,965, and $378,485, respectively.

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

Leased Facilities

The Company operates primarily out of facilities owned by the majority shareholder of the Company. Beginning in June 1995, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with the shareholder for rental of the facilities. As of June 1, 2015 the shareholder reduced the rent payable on the Crystal Springs facility by 50%. Rental expenses incurred for the 12 months ended December 31, 2015 under the lease agreement for the shareholder-owned facilities were $135.

NOTE 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the twelve months ended December 31, 2015 and 2014 are $0 and $0, respectively.

NOTE 13 - Income Tax Provisions

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

For financial reporting purposes, income before income taxes includes the following components:

	2015	2014
United States	$(1,063,786)	$(503,011)
Foreign	-	-
Total	$(1,063,786)	$(503,011)

The expense(benefit) for income taxes consists of:

Current:	2015	2014
Federal	$(607,589)	$69,025
State	(111,391)	12,314
Foreign	-	-
Total	$(718,980)	$81,339
Deferred and other:
Federal	$-	$-
State	-	-
Foreign	-	-

Total tax expense	$(718,980)	$81,339

The Company has net operating loss carryforwards of $2,025,295 available at December 31, 2015 and has recorded a deferred tax asset of $718,980 reflecting the benefit of the loss carryforwards. Such deferred tax assets will expire in years 2034 through 2035.

NOTE 14 - Reverse Acquisition

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

NOTE 15 - Subsequent Events

The Company has performed an evaluation of subsequent events through March 30, 2016, the date the accompanying financial statements were issued, and did not identify any material subsequent transactions that require disclosure.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

	Years ended December 31,
	2015	2014
Remediation Segment

Revenue	$9,020,978	$9,976,891
Cost of Revenues	8,142,979	7,073,954
Gross Profit	877,999	2,902,937

General & Administrative Expense	2,469,926	2,710,398
Other (Income)/Expense	7,434	7,308

Net Income (Loss) from Segment	$(1,599,261)	$185,231

	Years ended December 31,
	2015	2014
Demolition Segment

Revenue	$9,236,717	$10,370,300
Cost of Revenues	6,921,317	8,749,506
Gross Profit	2,315,400	1,620,794

General & Administrative Expense	1,706,876	2,213,444
Other (Income)/Expense	32,470	16,248

Net Income (Loss) from Segment	$576,054	$(608,898)

	Years ended December 31,
	2015	2014
Insulation Segment

Revenue	$470,453	$553,389
Cost of Revenues	369,003	463,973
Gross Profit	101,450	89,416

General & Administrative Expense	141,799	169,630
Other (Income)/Expense	130	(870)

Net Income from Segment	$(40,479)	$(79,344)

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors. Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Name	Position
Clyde A. Biston	President, Chairman of the Board of Directors
John Tostanoski	Chief Executive Officer, Director
Sharon Rosenbauer	Chief Financial Officer, Treasurer, Vice President
James Smith	Vice President
Luisa Ingargiola	Director
Jeff Chartier	Director
Earl Young	Director

Clyde A. Biston, age 66, is the founder and has been Chief Executive Officer of CES since 1988 and was the Chairman of the Board of Directors and the Chief Executive Officer of the Company from September 10, 2014 to April 7, 2015. On April 7, 2015, Mr. Biston became President of the Company, when John Tostanoski was appointed Chief Executive Officer. Mr. Biston has served as Chairman of the Board of Directors since the Company’s inception and President since May 20, 2015. Mr. Biston has over 40 years’ experience in the general construction and asbestos abatement industry. Prior to entering the abatement profession, he operated a building contractor business. In the nine years prior to the formation of CES, Mr. Biston personally supervised the removal of more than 2 million square feet of asbestos containing materials on projects in Florida and Georgia, as well as many large-scale demolition and remediation projects. Mr. Biston’s experience as founder of CES qualifies him to serve on the Company’s Board of Directors.

John Tostanoski, age 62, has been with CES since 2003 (as its General Manager of South Florida Operations) and has been a director of the Company since November 1, 2014. Mr. Tostanoski served as President of the Company from November 1, 2014 until April 7, 2015, when he was appointed Chief Executive Officer. Mr. Tostanoski has over forty years of contracting and consulting experience in the environmental industry, including project management, analytical testing, contamination assessment and remediation, asbestos and lead assessment and remediation, indoor air quality, expert testimony and regulatory intervention. His responsibilities have included all aspects of administrative, financial, marketing, personnel, and quality oversight. Mr. Tostanoski has also served as a principal environmental consultant to several Fortune 500 companies, developing baseline and compliance monitoring programs, establishing hazardous waste management plans, indoor air quality surveys and monitoring, large scale asbestos surveys and abatements, industrial waste permitting and pretreatment design. Mr. Tostanoski received his BS in Environmental Sciences from Florida International University. Mr. Tostanoski’s contracting and consulting experience qualify him to serve on the Company’s Board of Directors.

Sharon Rosenbauer, age 65, has been with CES since 1992 and has been the Chief Financial Officer, Treasurer, and Vice President of the Company since November 1, 2014. She started at CES as its sole bookkeeper, and has been CES’s Vice President since 2009 and Treasurer since 1998. Prior to joining CES, Ms. Rosenbauer worked as an auditor for both the Hilton and Holiday Inn Corporations. Ms. Rosenbauer was also employed with Gladieu Corporation as the Price Administrator and Contract Negotiator with her primary focus in cost-accounting.

James Smith, age 57, has been with CES since 1995 (as its Head Project Manager), has been the Vice President of the Company since November 1, 2014, and has over 20 years of experience in the supervision of asbestos abatement projects throughout the United States and over 15 years of experience in commercial general construction. Mr. Smith has experience as an operations manager, supervisor, and estimator of construction, abatement, remediation, and selective demolition projects throughout the United States and abroad.

Luisa Ingargiola, age 47, has been the Chief Financial Officer of MagneGas Corporation (formerly 4307, Inc.) since May 4, 2007 and serves as its Chief Accounting Officer and served as its Secretary. Ms. Ingargiola is responsible for all financial controls, SEC and FINRA compliance and reporting; ensuring regulatory compliance with EPA, OSHA, DOT and Homeland Security requirements; managing all investor outreach programs; and conducting all capital raises. She served as Treasurer of MagneGas Corporation. In 1992, she joined MetLife Insurance Company and served as its Budget and Expense Manager. Ms. Ingargiola worked for Boston Capital Partners as an Investment Advisor in its Limited Partnership Division. She has been a Director of FTE Networks, Inc. since February 15, 2016. Ms. Ingargiola has been a Director of MagneGas Corporation since May 4, 2007 and CES Synergies Inc. since April 2015. She serves as a Board Director at The JBF Foundation Worldwide. She has been a Director of COPsync, Inc. since January 23, 2016. She served as an Independent Non-Executive Director of CBD Energy Limited (BlueNRGY Group Limited) from August 05, 2014 to October 23, 2014. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance. She holds an MHA with a concentration in Business from the University of South Florida. She holds a Master's Degree in Business Administration from the University of South Florida in 1996.

Jeff Chartier, age 51, has over 30 years of experience in the financial industry and has been a director of the Company since November 1, 2014. His Wall Street career began in 1981 as a floor runner at Prudential-Bache Securities on the commodities exchange. By 1996, he was Vice President at Morgan Stanley and won the Morgan Stanley Dean Witter National Sales Directors Award along with numerous other awards for sales and customer service excellence.  In 2002, Mr. Chartier started his own firm, Chartier Financial, offering full service retail brokerage products to his clients.  Mr. Chartier then resigned from the industry as a broker in 2009 to become President of Green EnviroTech Holdings Corp.  Since resigning from Green EnviroTech Holdings Corp. in February 2011, Mr. Chartier has formed a consulting firm to assist and consult with private companies looking to enter the public marketplace. Mr. Chartier’s financial and business executive knowledge and experience qualify him to serve on the Company’s Board of Directors.

Earl Young, age, 67, worked in commercial banking and finance for 42 years. Mr. Young’s primary focus was small business and over the final 15 years of his career, executive management. Most recently, from 2007 to 2014, Mr. Young was involved in the start-up of Florida Traditions Bank, a community bank in Dade City, Florida. He served as Executive Vice President/Senior Lender and member of the bank’s Board of Directors. During his tenure, the bank grew to nine offices across Central Florida and $350,000,000 in assets. The bank was sold in July 2014. Mr. Young is currently a member of the Presidential Search Committee for Pasco Hernando Community College, serves as an Investment Oversight Committee member for the Pasco County School Board, and is a Governor-appointed Advisory Board member for the Florida Small Business Development Center.

Board Leadership Structure and Role in Risk Oversight

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, if any, furnished to us, we believe that as of December 31, 2015, our directors, officers, and 10% beneficial owners complied on a timely basis with all Section 16(a) filing requirements with the exception of our directors, officers, and 10% beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis
Luisa Ingargiola	2	An initial statement of beneficial ownership of securities was not filed on a timely basis; 1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.
Earl Young	1	An initial statement of beneficial ownership of securities was not filed on a timely basis.
Jeff Chartier	1	1 transaction was not reported on a timely basis following the disposition of shares in the year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to the Company’s President and Chairman. No other officer of the Company received compensation in excess of $100,000 for the Company’s last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation* ($)	Totals ($)
Clyde A. Biston President, Chairman,	2015	$318,409	(1)	-	-	-	-	-	$-	$318,409
Director	2014	$350,000		-	-	-	-	-	$-	$350,000

(1)	From January 1, 2015 to August 15, 2015, Mr. Biston’s annual salary was set at $350,000. From August 15, 2015 to December 31, 2015, his annual salary was reduced to $250,000. No other executive received more than $100,000 in annual compensation in 2014 or 2015.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our named executive officers as of December 31, 2015.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2015 to Non-Employee Directors who served on the Board during the year. The compensation paid to Mr. Biston is shown under “Executive Compensation” and the related explanatory tables. Mr. Biston and Mr. Tostanoski did not receive any compensation for their service as members of the Board.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)*		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Luisa Ingargiola, Director	2015	$20	(1)	$20	(1)	—	—	—	—	$40

* dollars in thousands

(1)	For services as a director in 2015, Ms. Ingargiola received $20,000 in cash compensation and 20,000 shares of common stock valued at $0.001 per share. The stock was recorded at $20.

Director Compensation

The Company and Ms. Ingargiola entered into an offer letter, dated March 1, 2015 and executed by Ms. Ingargiola on April 9, 2015, setting forth the terms under which Ms. Ingargiola serves as a director of the Company (the “Ingargiola Offer Letter”). Pursuant to the Ingargiola Offer Letter, in consideration for serving on the Board, the Company agreed to grant Ms. Ingargiola restricted stock units in the amount of 10,000 shares of common stock quarterly, plus an additional $10,000 quarterly, payable in arrears. Despite the terminology used in the Ingargiola Offer Letter, the compensation paid to Ms. Ingargiola in shares is paid through direct share issuances.

The foregoing description of the Ingargiola Offer Letter is qualified in its entirety by reference to the provisions of the Ingargiola Offer Letter filed as Exhibit 10.12 to this Annual Report, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2016 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.

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

Name:	Number of Shares beneficially owned	Percentage of class beneficially owned*
Clyde A. Biston	31,350,000	66.9%
John Tostanoski	1,925,000	4.1%
Sharon Rosenbauer	1,925,000	4.1%
James Smith	1,925,000	4.1%
Luisa Ingargiola	30,000	0.1%
Jeff Chartier	-	-%
Earl Young	-	-%
All Executive Officers and Directors as a Group (seven total)	37,155,000	79.3%

5% Shareholder:
Stephanie Lee (1)	2,472,000	5.3%

*	The percentage of class beneficially owned is based on 46,890,500 shares of common stock issued and outstanding as of March 30, 2016.

(1)	Ms. Lee is the sole owner of Strategic Capital Markets and Type A Partners and as such is the beneficial owner of the shares of Company common stock held by such entities. The number of shares beneficially owned by Ms. Lee includes 1,825,000 shares owned through Strategic Capital Markets, 530,000 shares owned through Type A Partners and 117,000 owned by Ms. Lee directly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to October 31, 2015, we operated out of two separate facilities owned by Clyde A. Biston, our President and Chairman of the Board. The Crystal Springs facility consists of office space, a mechanic shop and a warehouse space. The other facility was located in Zephyrhills, Florida. Between June and October 2013, the Company was allowed to use these two facilities rent-free. As of November 1, 2013, the Company entered into lease agreements with Mr. Biston for rental of the facilities for an aggregate annual rent of $235,320 ($180,000 per year with respect to the Crystal Springs facilities prior to June 1, 2015 and $90,000 thereafter, and $55,320 per year with respect to the Zephyrhills facilities), all of which is paid to Mr. Biston directly. The lease agreement for the Zephyrhills facility was terminated at the end of April 2015. The lease for the Crystal Springs facility was renewed for an additional 48 month term. The Company also pays the property taxes for use of the facilities.

In April 2014, our wholly-owned subsidiary, CES, issued an adjustable rate note in the principal amount of $2,800,000 (the “Note”) to Mr. Biston. The Note bears interest at an initial rate of 6.15% per year, subject to adjustment on May 25, 2019 and every 60 days thereafter to a rate equal to 4.5% plus the five-year Swap Rate. Interest and principal on the Note is due in 180 monthly installments of $23,994, which commenced on May 25, 2015, with the final payment due on or before April 25, 2029. The parties agreed on December 30, 2015 to defer loan payments until January 1, 2017. At December 31, 2015, $2,656,803 was outstanding under the Note. During the year ended December 31, 2015, we paid $64,647 in principal and 79,318 in interest under this Note.

In September, 2014, we entered into a promissory note with Mr. Biston pursuant to which Mr. Biston provided us with a loan in the aggregate amount of $250,000. In May 2015 an additional amount of $25,000 was loaned to us and added to this note. Interest on the loan accrues at a rate of 4.25% per annum, and we are obligated to make monthly principal and interest payments to Mr. Biston in the amount of $4,632. The parties agreed on December 30, 2015 to defer loan payments until January 1, 2017. At December 31, 2014, $273,273 was outstanding under the loan, and at December 31, 2015, $254,203 was outstanding under the loan. During the year ended December 31, 2014, we paid $94,857 in principal and $178,416 in interest under this loan. During the year ended December 31, 2015, we paid $7,504 in principal and $1,761 in interest under this loan.

In July, 2015, we entered into a promissory note with Mr. Biston pursuant to which Mr. Biston provided us with a loan in the aggregate amount of $160,000. Interest on the loan accrues at a rate of 4.75% per annum, and we are obligated to make quarterly principal and interest payments to Mr. Biston in the amount of $1,908. At December 31, 2014, $0 was outstanding under the loan, and at December 31, 2015, $158,092 was outstanding under the loan. During the year ended December 31, 2015, we paid $1,908 in principal and $0 in interest under this loan.

In August, 2015, we entered into a promissory note with Mr. Biston pursuant to which Mr. Biston provided us with a loan in the aggregate amount of $175,000. Interest on the loan accrues at a rate of 4.75% per annum, and we are obligated to make quarterly principal and interest payments to Mr. Biston in the amount of $9,881. At December 31, 2014, $0 was outstanding under the loan, and at December 31, 2015, $175,000 was outstanding under the loan. During the year ended December 31, 2015, we paid $0 in principal and $1,907 in interest under this loan.

In November, 2015, we entered into a promissory note with Mr. Biston pursuant to which Mr. Biston provided us with a loan in the aggregate amount of $175,000. Interest on the loan accrues at a rate of 4.75% per annum, and we are obligated to make quarterly principal and interest payments to Mr. Biston in the amount of $9,922. At December 31, 2014, $0 was outstanding under the loan, and at December 31, 2015, $175,000 was outstanding under the loan. During the year ended December 31, 2015, we paid $0 in principal and $0 in interest under this loan.

On December 30, 2015, CES and Mr. Biston agreed that Mr. Biston would defer principal and interest payments due under notes held by Mr. Biston, as described above. On March 1, 2016, Mr. Biston and CES, signed a Loan Deferral Agreement to confirm this understanding. Under this agreement, Mr. Biston agreed to defer, through December 31, 2016, principal and interest payments due under the notes. Mr. Biston, however, did not forgive the repayment of any of the principal or interest payments due under the notes and the principal amounts were not reduced in any manner.

Director Independence

Two of our Directors, Ms. Ingargiola and Mr. Young, are “independent” as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by John Scrudato CPA (“Scrudato”), our registered independent public accounting firm, for the year ended December 31, 2015:

Fiscal Year Ended
Description of services	December 31, 2015	December 31, 2014

Audit fees	$22,738	$28,068
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees. Audit fees represent fees for professional services performed by Scrudato & Co., PA for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Scrudato & Co., PA that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Scrudato & Co., PA did not perform any tax compliance services in 2015 or 2014.

All other fees. Scrudato & Co., PA did not receive any other fees for 2015 or 2014.

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 1, 2013, among the Company, CES Acquisitions, Inc. and Cross Environmental Services, Inc. (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.1	Articles of Incorporation (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.2	Articles of Merger (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.3	By-laws (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.4	Amendment to By-laws (filed as exhibit to 8-K filed on September 16, 2013 and incorporated herein by reference)
3.5	Certificate of Amendment to Articles of Incorporation (filed as exhibit to 8-K filed on March 13, 2014 and incorporated herein by reference)
3.6	Certificate of Correction (filed as exhibit to 8-K filed on March 13, 2014 and incorporated herein by reference)
10.1	Promissory Note, dated December 27, 2012, by CES in favor of Florida Traditions Bank (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.2	Executive Employment Agreement, dated March 7, 2014, between the Company and James Everett (filed as exhibit to 10-K filed on March 28, 2014 and incorporated herein by reference)
10.3	Executive Employment Agreement, dated March 7, 2014, between the Company and Sharon Rosenbauer (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.4	Executive Employment Agreement, dated March 7, 2014, between the Company and James Smith (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.5	Executive Employment Agreement, dated March 7, 2014, between the Company and John Tostanoski (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.6	Adjustable Rate Note, dated April 25, 2014, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on April 29, 2014 and incorporated herein by reference)
10.7	Promissory Note, dated April 30, 2014, by CES in favor of Florida Traditions Bank, in the aggregate principal amount of $1,750,000.
10.8	Promissory Note, dated July 10, 2015, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on July 14, 2015 and incorporated herein by reference)
10.9	Promissory Note, dated August 28,2015, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on August 31, 2015 and incorporated herein by reference)
10.10	Promissory Note, dated November 2, 2015, by CES in favor of Clyde A. Biston (filed as exhibit to 10-Q filed on November 13, 2015 and incorporated herein by reference)
10.11	Loan Deferral Agreement, dated March 1, 2016, by and between CES and Clyde A. Biston (filed as exhibit to 8-K filed on March 4, 2016)
10.12	Offer Letter between the Company and Luisa Ingargiola, dated March 1, 2015 and executed by Ms. Ingargiola on April 9, 2015
21	Subsidiaries of the Company: Cross Environmental Services, Inc., Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. (Florida corporations) (filed as exhibit to Form 10-K filed on March 28, 2014 and incorporated herein by reference).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CES SYNERGIES, INC.

Dated: March 30, 2016	By:	/s/ John Tostanoski
	Name:	John Tostanoski
	Title:	Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clyde A. Biston	President, Chairman	March 30, 2016
Clyde A. Biston

/s/ Sharon Rosenbauer	Chief Financial Officer	March 30, 2016
Sharon Rosenbauer	(principal financial and accounting officer)

/s/ John Tostanoski	Chief Executive Officer, Director	March 30, 2016
John Tostanoski	(principal executive officer)

/s/ Luisa Ingargiola	Director	March 30, 2016
Luisa Ingargiola

/s/ Jeff Chartier	Director	March 30, 2016
Jeff Chartier

/s/ Earl Young	Director	March 30, 2016
Earl Young

