Form 10-Q
period 2016-03-31
CES Synergies, Inc.
filed 2016-05-16
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 16, 2016
Common Stock, $0.001 par value	46,900,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$191,136	$229,882
Advances to employees	12,754	13,770
Contracts receivable (net of allow. for bad debt)	3,997,376	4,599,131
Inventory	145,947	133,715
Deferred tax asset- current	86,098	86,098
Prepaids	55,145	-
Cost and estimated earnings in excess of billings on uncompleted contracts	1,402,434	690,553
Total current assets	$5,890,890	$5,753,149
Property and equipment, net	1,856,577	1,998,158
Goodwill	1,446,855	1,446,855
Deferred tax asset- non-current	-	632,882
Other assets	-	4,731
TOTAL ASSETS	$9,831,935	$9,835,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,921,296	$2,911,780
Accrued payroll	40,456	47,819
Billings in excess of costs and estimated earnings on uncompleted contracts	181,424	301,398
Notes payable	1,750,300	1,750,300
Current portion long-term debt
Related party	-	-
Non-related party	457,950	457,950
Total current liabilities	5,351,426	5,469,247
Long-term debt, net of current portion
Related party	3,414,035	3,419,098
Non-related party	333,464	446,066
Total long-term liabilities		3,865,164
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at March 31, 2016; issued: 46,890,500 shares, at March 31, 2016; 46,880,500 shares, at December 31, 2015	46,890	46,881
Additional paid in capital	1,299,018	1,299,018
Retained earnings	(612,898)	(844,535)
Total stockholders' equity	733,010	501,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,831,935	$9,835,775

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Revenues	$4,000,808	$3,523,357
Cost of sales	2,686,036	2,850,038
Gross profit	1,314,772	673,319
General & administrative expenses	1,064,549	1,318,880
Net operating profit/(loss)	250,223	(645,561)
Other expenses, net	(18,586)	(69,317)
Profit/(loss) before income taxes	231,637	(714,878)
Income taxes	-	-
Net profit/(loss)	$231,637	$(714,878)
Profit/(loss) per share
Basic and diluted	$0.01	$(0.02)

Shares used in computing profit/(loss) per share	46,883,687	46,730,500
Cash distributions declared per common share	-	-

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Operating Activities
Net profit/(loss)	$231,635	$(714,878)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	127,916	126,941
(Gain)/loss on disposal of assets	(15,455)	-
Decrease (Increase) in:
Contracts receivable	601,755	3,040,290
Other assets	(54,129)	204
Inventories	(12,232)	(20,411)
Cost and estimated earnings in excess of billings on uncompleted contracts	(711,881)	(396,861)
Increase (Decrease) in:
Accounts payable	9,517	(1,587,149)
Accrued liabilities	(7,363)	(42,863)
Billings in excess of costs and estimated earnings	(119,974)	(127,136)
Total Adjustments	(181,846)	993,015
Net cash provided (used) by operating activities	$49,789	$278,137

Investing Activities:
Purchase of property and equipment	(5,880)	(85,200)
Proceeds from disposal of equipment	35,000	-
Net cash provided (used) by investing activities	29,120	(85,200)

Financing Activities:
New borrowings	-	85,200
Debt reduction	(117,665)	(200,242)
Proceeds from issuance of common stock	10	-
Net cash provided (used) by financing activities	(117,655)	(115,042)

Net increase (decrease) in cash	(38,746)	77,895

Cash at beginning of period	229,882	149,455

Cash at end of period	$191,136	$227,350

Supplemental Disclosures
Interest paid	$35,964	$58,295
Income taxes paid	$-	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

MARCH 31, 2016

(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Company Background

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

Note 2 – Summary of Significant Accounting Policies

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

Concentrations of Credit Risk

The company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2016 and 2015, the Company’s uninsured cash balances for those accounts were $0.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended March 31, 2016 and 2015.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of March 31, 2016 and March 31, 2015.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income/(loss) per common share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the periods ended March 31, 2016 and 2015 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at March 31, 2016 and 2015 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 46,890,500 at March 31, 2016 compared to 46,730,500 common shares at March 31, 2015.

Comprehensive Income/(Loss)

Comprehensive income/(loss) represents net income/(loss) plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income/(loss) was equal to net income/(loss) for the periods ended March 31, 2016 and 2015.

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

Note 4 – Contracts Receivable

Contracts Receivable consist of at:

	For the three months ended
	March 31, 2016	March 31, 2015
Billed
Completed Contracts	$3,006,904	1,800,522
Contracts in Progress	629,722	1,068,624
Retained	560,627	656,839
Allowance for Bad Debts	(199,877)	(201,000)
TOTAL	$3,997,376	$3,324,985

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	For the three months ended
	March 31, 2016	March 31, 2015
Machinery and Equipment	$3,843,117	$3,847,408
Office furniture and Equipment	172,636	172,635
Transportation and Earth Moving Equipment	8,730,807	8,802,943
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	12,776,749	12,853,175
Less: Accumulated Depreciation	(10,920,172)	(10,777,699)
Property, Plant and Equipment Net	$1,856,577	$2,075,476

Depreciation expense for the twelve months ended March 31, 2016 and 2015 was $127,916 and $126,941 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the three months ended March 31, 2016:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,227,953	$1,548,072	$679,880
Revenue on uncompleted contracts	1,772,856	1,137,964	634,892
Total for 3 months ended 3/31/16	$4,000,808	$2,686,036	$1,314,772

As of March 31, 2016
Costs incurred on uncompleted contracts	$2,737,277
Estimated earnings on uncompleted contracts	1,418,255
Revenues earned on uncompleted contracts	4,155,532
Billings to date	2,934,518
Total Net Amount	$1,221,014

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$1,402,439
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(181,425)

Total Net Amount	$1,221,014

For the three months ended March 31, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,129,367	$1,662,064	$467,303
Revenue on uncompleted contracts	1,393,989	1,187,975	206,014
Total for 3 months ended 3/31/15	$3,523,356	$2,850,039	$673,317

As of March 31, 2015
Costs incurred on uncompleted contracts	$5,289,580
Estimated earnings on uncompleted contracts	1,984,707
Revenues earned on uncompleted contracts	7,274,287
Billings to date	7,119,498
Total Net Amount	$154,789

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$626,298
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(471,509)

Total Net Amount	$154,789

Note 7 – Long-Term Debt

Long-term debt consists of the following at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $4,632 deferred until January 2017, interest rate of 4.25%.	$236,900	$250,275

Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $1,908 deferred until January 2017, interest rate of 4.75%.	158,092	-

Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $9,922 deferred until January 2017, interest rate of 4.75%.	175,000	-

Demand Loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston, in monthly payments of $9,881 deferred until January 2017, interest rate of 4.75%.	175,000	-

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. On May 5, 2016, the maturity date of the line of credit was extended to May 5, 2018.	1,750,300	1,750,300

Installment loan from a shareholder and the chairman of board of directors of the Company, Clyde A. Biston. Payable in monthly payments of $23,994, interest rate of 6.15%.	2,656,803	2,677,259

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property.	803,654	890,347
Total	5,955,749	5,568,181
Less: Current portion	(2,208,250)	(2,346,057)
Long-Term debt, less current portion	$3,747,499	$3,222,124

Note 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2016	$2,208,250
2017	510,013
2018	351,543
2019	328,541
2020+	2,557,402
$5,955,749

Contingencies

None.

Note 9 – Profit/(loss) per Share

	For the three months ended
	March 31, 2016	March 31, 2015

Net Profit/(Loss)	$231,637	$(714,878)
Weighted-average common shares outstanding
basic:	46,883,687	46,730,500

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	46,883,687	46,530,500

Profit/(Loss) per share outstanding
Basic and Diluted	$0.005	$(0.015)

Note 10 – Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred as of March 31, 2016 and 2015 under such agreements were $56,195, and $94,997, respectively.

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

Leased Facilities

The Company is headquartered in Crystal Springs, Florida, where it currently occupy 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by our President, Clyde A. Biston.  Between June and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with Mr. Biston for rental of the facilities at an annual rent of $180,000 ($15,000 on a monthly basis). On June 1, 2015 Mr. Biston reduced the rent on the Crystal Springs facilities to an annual rent of $90,000 ($7,500 on a monthly basis). The Company also pays the property taxes for use of the facilities, and has paid monthly rent of $16,050 since November 1, 2013, and $8,025 monthly since June 1, 2015, including sales taxes.

The Company also leases satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana from third parties. Monthly rent for these facilities the three months ended March 31, 2016 was $15,367, $9,555 and $7,200 respectively. We believe our facilities are adequate for their intended purposes and have capacities adequate for our current and anticipated needs.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended March 31, 2016 and 2015 are $0 and $0, respectively.

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

For financial reporting purposes, for the three months ending March 31, 2016 and 2015, income before income taxes includes the following components:

	March 31, 2016	March 31, 2015
United States	$231,637	$(714,878)
Foreign	-	-
Total	$231,637	$(714,878)

The expense (benefit) for income taxes consist of:

Current:	2016	2015
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

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

Note 15 – Subsequent Events

10,000 shares of common stock were issued by the Company in April, 2016 to a member of the Company’s board of directors for services under a contract that requires the issuance of 10,000 shares each quarter.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating profit/(loss) to measure segment performance as recorded below:

	For the three months ended
	March 31, 2016	March 31, 2015
Remediation Segment

Revenue	$2,563,892	$2,033,840
Cost of Revenues	1,479,190	1,932,641
Gross Profit	1,084,702	101,199

General & Administrative Expense	350,036	459,081
Allocated CES Admin. Expenses	360,353	167,570
Other Expense	(7,775)	1,343

Net Profit/(Loss) from Segment	$382,088	$(526,795)

	For the three months ended
	March 31, 2016	March 31, 2015
Demolition Segment

Revenue	$1,302,019	$1,400,338
Cost of Revenues	1,080,935	1,127,159
Gross Profit	221,084	273,179

General & Administrative Expense	183,256	219,344
Allocated CES Admin. Expenses	216,859	193,462
Other Expense	(2,201)	18,061

Net Loss from Segment	$(176,830)	$(157,688)

	For the three months ended
	March 31, 2016	March 31, 2015
Insulation Segment

Revenue	$134,898	$89,179
Cost of Revenues	79,858	84,654
Gross Profit	55,040	4,525

General & Administrative Expense	20,813	24,700
Allocated CES Admin. Expenses	7,848	10,260
Other Income	-	(39)

Net Profit/(Loss) from Segment	$26,379	$(30,396)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016 (the “2015 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2015 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this Form 10-Q to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to CES Synergies, Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended March 31, 2016, US Army- Fort Benning, Georgia and the Florida Department of Transportation (“FDOT”), accounted for 20.9% and 23.8% of our total revenue, respectively. For the quarter ended March 31, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (“FDOT”), accounted for 10% and 21% of our total revenue, respectively.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $199,877 for doubtful accounts was required at March 31, 2016 ($201,000 at March 31, 2015).

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

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the quarters ended March 31, 2016 and March 31, 2015 were $3 and $8, respectively. Historically, the Company has not relied on advertising and marketing to generate business. We recently hired a marketing/sales manager to expand our marketing activities.

Results of Operations (in thousands, except percentages)

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Net sales increased 13.6%, or $477, during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. Revenues in the Demolition segment decreased by $98, or 7%, during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. Revenues in the Remediation segment increased by $530, or 26%, during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The Insulation segment experienced a $46 increase in revenue, or 51%, during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St. Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At March 31, 2016, 29 Demolition segment contracts valued in excess of $2,477 were in progress. Remediation segment sales increased in the first quarter of 2016, primarily because of the continuation of remediation contracts in Florida and Georgia, and the commencement of other large scale projects valued in excess of $6,269 in the aggregate in Florida, Georgia and Louisiana. The increase in Insulation segment revenue was due primarily to increased maintenance spending by a large supermarket chain in the southeastern United States.

During the quarter ended March 31, 2016, the new sales staff that was hired early in 2014 in Florida and Louisiana continued to bring in new business in these regions. In the quarter ended March 31, 2016, approximately $169 of revenues were derived from contracts in Louisiana, $2,453 from contracts in Florida and $1,378 from contracts in Georgia (compared to $426, $3,097 and $0 respectively in the quarter ended March 31, 2015).

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended March 31, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net Sales by Operating Segment:
Remediation	$2,564	26%	$2,034
Demolition	1,302	(7)%	1,400
Insulation	135	51%	89

Total net sales	$4,001	14%	$3,523

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

The following table presents Remediation segment net sales information for the quarters ended March 31, 2016 and 2015 (dollars in thousands):

	2016	Change	2015
Net sales	$2,564	$530	$2,034
Percentage of total net sales	64%	6%	58%

The increase in the Remediation segment net sales during the quarter ended March 31, 2016 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at March 31, 2016 was 48 (valued at $6,269), compared to 165 (valued at $9,793) on the same date in 2015. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the quarters ended March 31, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$1,302	$(98)	$1,400
Percentage of total net sales	33%	(7)%	40%

The decrease in net sales for the Demolition segment during the quarter ended March 31, 2016 was caused primarily by the lower number of demolition contracts put out for bids in 2016 compared to 2015, as well as more selective bidding process utilizing higher margins The Company saw more renovation opportunities than demolition projects year over year. During the first quarter 2016, however, the Company did win 17 contracts in Florida valued at $302 that will commence in the second quarter 2016. At the end of the first quarter 2016, the Company had Demolition segment contracts valued at $1,768 in backlog, of which more than $302 are expected to start in the second quarter.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended March 31, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$135	$46	$89
Percentage of total net sales	3%	1%	2%

The decrease in the Insulation segment net sales between the quarters ended March 31, 2016 and 2015 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended March 31, 2016 and 2015 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2016	2015
Net sales	$4,001	$3,523
Cost of sales	2,686	2,850
Gross margin	1,315	673
Gross margin percentage	33%	19%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, offset by a 38% increase in labor costs. The improvement in gross margin percentage in the quarter ended March 31, 2016 by 14 percentage points over the quarter ended March 31, 2015 reflects the fact that the Company had a higher percentage of Remediation jobs, which have lower materials and non-labor costs. Remediation contracts are typically self-performed, without the need for subcontractors or expensive rental equipment. We believe our profit margin will continue to benefit from the fact that we are bidding on larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

The Company anticipates that gross margin for the full-year 2016 will be between 28% and 30%. In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition. In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products. To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur. The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended March 31, 2016 and 2015 are as follows (in thousands, except for percentages):

	2016	Change	2015
General and administrative	$1,065	$(254)	$1,319
Percentage of total net sales	27%	(10%)	37%

General and Administrative (“G&A”) Expense

The decrease in G&A expense during the quarter ended March 31, 2016 was caused by a number of factors, including a reduction in compensation costs (lower by $190, due to a $100 reduction of his annual salary by Clyde A. Biston President, and a reduction in overall headcount in the first quarter of 2016), lower rents associated with a reduction in rent charged by Mr. Biston on the Crystal Springs leases (decreased by $48), lower group health insurance costs, which fell 31% ($51. Health insurance costs in the first quarter of 2015 were over-paid by one month), lower office expenses (down by $13 or 29%, reflecting budget constraints imposed on office spending), lower business taxes (down by $13 or 100%, due to the fact that some 2016 taxes were paid in April 2016), reduced bank service charges, which fell by $5 or 13% due to lower loan closing costs, and lower professional fees (down by $4 or 14%, reflecting the elimination of the use of a public relations firm and reduced borrowing activity in 2016). These decreases were offset by higher administrative indirect costs (up $55 or 91%, reflecting higher insurance premiums allocated to this category), increased costs for licenses and permits (up by $9 or 84%, reflecting the increased number of permits required for Florida DOT contracts), and higher costs of insurance (up by $9 or 277%), reflecting increases in premiums charged to the Company for our Directors and Officer’s policy, which we did not have in first quarter of 2015.

The total number of employees at March 31, 2016 was 148, compared to 152 at March 31, 2015.

Other Expense

Other expense for the quarters ended March 31, 2016 and 2015 are as follows (in thousands, except percentages):

	2016	Change	2015
Other income/(expense)	$2	$13	$(11)
Interest expense	(36)	22	(58)
Gain on asset sale	15	15	-
Total other expense, net	(19)	50	(69)

The year-over-year decrease in other expense during the quarter ended March 31, 2016 was due primarily to lower interest costs resulting from the partial restructuring of the Company’s debt owed to the Company’s President, and to a gain recorded from the disposal of skid steer loaders, excavators, a mini excavator, and a dump truck. All these items were old, in need of repair, and were not being utilized.

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

Provision for income taxes and effective tax rates for the quarters ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the quarter ended March 31, 2016 was nil because of the losses carried forward from prior periods.

Net operating losses (“NOLs”) generated from 2014 and 2015 will offset the income reported for the quarter ended March 31, 2016. The Company has taken a full valuation allowance against the NOLs, as a result of which there are no tax assets or liabilities reported at March 31, 2016.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company will seek, however, to raise up to $5,000 in additional capital in 2016 There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$191	$230
Property, plant and equipment, net	$1,857	$1,998
Long-term debt	$3,747	$3,865
Working capital	$539	$284

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first three months of 2016 and 2015 (in $ thousands):

	Three months Ended
	March 31,	March 31,
	2016	2015
Cash provided by operating activities	$50	$278
Cash provided/(used) by investing activities	$29	$(85)
Cash used by financing activities	$(118)	$(115)

During the three months ended March 31, 2016, the cash generated by operating activities of $50 was a result of $231 of net income, non-cash adjustments to net income of $112, and a net change in operating assets and liabilities of $(294). The Company generated $29 of cash for investing activities during the three months ended March 31, 2016, $35 from disposals of property and equipment, which was offset by $(6) used to purchase equipment. Cash of $(118) was used by financing activities during the three months ended March 31, 2016 to repay debt. There were no new borrowings or payments of distributions in the first three months of 2016.

During the three months ended March 31, 2015, the cash generated by operating activities of $278 was a result of $(715) of net loss, non-cash adjustments to net loss of $127 and a net change in operating assets and liabilities of $506. The Company used $(85) of cash for investing activities during the three months ended March 31, 2015 to purchase property and equipment. There were no disposals of equipment in the three months ended March 31, 2015. Cash generated by financing activities during the three months ended March 31, 2016 ($85) came from the issuance of new debt, some of which was used to repay debt ($200). No distributions were paid in the first three months of 2015.

Capital Assets

The Company’s capital expenditures were $6 during the three months ended March 31, 2016, consisting of primarily of purchases of earth moving equipment. The new equipment was acquired to replace aging equipment, and to add to our fleet of equipment to prepare for new Demolition segment projects at Florida State University and at military bases in Georgia.

The Company will seek to raise up to $5,000 in additional capital in 2016 to support its 2016 plan of operations. There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at March 31, 2016:

(i) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $5 which has been deferred to January 2017, bearing annual interest at 4.25%. At March 31, 2016, $237 was outstanding under the loan. In the three months ended March 31, 2016, the Company repaid $17 of principal under the loan.

(ii) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $2 which has been deferred to January 2017, bearing annual interest at 4.75%. At March 31, 2016, $158 was outstanding under the loan. In the three months ended March 31, 2016, the Company made no repayments of principal under the loan.

(iii) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $10 which has been deferred to January 2017, bearing annual interest at 4.75%. At March 31, 2016, $175 was outstanding under the loan. In the three months ended March 31, 2016, the Company made no repayments of principal under the loan.

(iv) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $10 which has been deferred to January 2017, bearing annual interest at 4.75%. At March 31, 2016, $175 was outstanding under the loan. In the three months ended March 31, 2016, the Company made no repayments of principal under the loan.

(v) Installment loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At March 31, 2016, $2,656 was outstanding under the loan. In the three months ended March 31, 2016, the Company the Company made no repayments of principal under the loan.

(vi) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on May 5, 2018. At March 31, 2016, $1,750 was outstanding under the line. In the three months ended March 31, 2016, the Company made no repayments of principal under the line, and borrowed no additional principal.

(vii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At March 31, 2016, $804 was outstanding under the loans. In the three months ended March 31, 2016, the Company repaid $100 of principal under the loans.

At March 31, 2016, a total of $5,956 was outstanding under all loans and the line of credit. $2,208 of that amount is due and payable in the 12 months following that date.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about March 16, 2016, SiteTech, Inc., filed suit against CES. In this suit, SiteTech alleges negligence by CES for failing to remove asbestos-containing materials in a timely manner alleging damages in excess of $75,000. CES denies any liability and has countersued for amounts due it on the project.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

10,000 shares of common stock were issued by the Company in the quarter ended March 31, 2016 to a member of the Company’s board of directors for services under a contract that requires the issuance of 10,000 shares each quarter.

No purchases of common stock of the Company were made by the Company during the quarter ended March 31, 2016.

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

CES Synergies, Inc.

Date: May 16, 2016	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

