Form 10-Q
period 2016-06-30
CES Synergies, Inc.
filed 2016-08-15
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2016
Common Stock, $0.001 par value	47,190,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CES SYNERGIES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$258,121	$229,882
Advances to employees	14,158	13,770
Contracts receivable (net of allow. for bad debt)	3,740,634	4,599,131
Inventory	137,652	133,715
Deferred tax asset- current	86,098	86,098
Prepaids	55,145	-
Cost and estimated earnings in excess of billings on uncompleted contracts	1,003,613	690,553
Total current assets	$5,295,421	$5,753,149
Property and equipment, net	1,829,331	1,998,158
Goodwill	1,446,855	1,446,855
Deferred tax asset- non-current	632,882	632,882
Other assets	4,731	4,731
TOTAL ASSETS	$9,209,220	$9,835,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,338,637	$2,911,780
Accrued payroll and other accrued liabilities	324,200	47,819
Billings in excess of costs and estimated earnings on uncompleted contracts	217,490	301,398
Notes payable	-	1,750,300
Current portion long-term debt
Related party	-	-
Non-related party	473,844	457,950
Total current liabilities	3,354,171	5,469,247
Long-term debt, net of current portion
Related party	3,400,697	3,419,098
Non-related party	2,037,458	446,066
Total long-term liabilities	5,438,155	3,865,164
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at June 30, 2016; issued: 47,190,500 shares, at June 30, 2016; 46,880,500 shares, at December 31, 2015	47,191	46,881
Additional paid in capital	1,299,018	1,299,018
Retained earnings	(929,315)	(844,535)
Total stockholders' equity	416,894	501,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,209,220	$9,835,775

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$3,615,618	$5,122,135	$7,616,426	$8,645,492
Cost of sales	2,962,523	4,263,110	5,648,559	7,113,149
Gross profit	653,095	859,025	1,967,867	1,532,343
General & administrative expenses	1,115,779	1,275,290	2,180,328	2,594,169
Net operating profit/(loss)	(462,684)	(416,265)	(212,461)	(1,061,826)
Other income/ (expenses), net	146,627	(88,227)	127,681	(157,544)

Net profit/(loss)	$(316,417)	$(504,492)	$(84,780)	$(1,219,370)
Earnings per share
Basic and diluted	$(0.007)	$(0.011)	$(0.002)	$(0.026)
Shares used in computing earnings per share
Basic and diluted	47,190,500	46,755,170	47,190,500	46,755,170
Cash distributions declared per common share	$-	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Operating Activities
Net Loss	$(84,780)	$(1,219,370)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	255,832	253,883
(Gain) on disposal of assets	(190,455)	-
Decrease (Increase) in:
Contracts receivable	858,497	2,957,042
Other assets	(55,533)	753
Inventories	(3,937)	(11,215
Cost & estimated earnings in excess of billings on uncompleted contracts	(313,060)	(935,891
Increase (Decrease) in:
Accounts payable	(573,143)	(474,389)
Accrued liabilities	276,381	(55,062)
Billings in excess of costs and estimated earnings	(83,908)	(330,283)
Total Adjustments	170,674	1,404,838
Net cash provided (used) by operating activities	$85,894	$185,468

Investing Activities:
Purchase of property and equipment	(106,550)	(416,562)
Proceeds from disposal of equipment	210,000	-
Net cash provided (used) by investing activities	103,450	(416,562)

Financing Activities:
New borrowings	97,670	591,562
Debt reduction	(259,085)	(334,747)
Capital contributed	310	18,100
Net cash provided (used) by financing activities	(161,105)	274,915

Net increase (decrease) in cash	28,239	43,821

Cash at beginning of period	229,882	149,455

Cash at end of period	$258,121	$193,276

Supplemental Disclosures
Interest paid	$66,364	$148,307
Income taxes paid	$-	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

JUNE 30, 2016

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

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses and accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

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

Concentrations of Credit Risk

The Company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. No single account had a balance greater than $250,000 at June 30, 2016. Accordingly, at that date, the Company’s uninsured cash balances for those accounts was nil.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2016, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended June 30, 2016 and 2015.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of June 30, 2016 and June 30, 2015.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income/(loss) per common share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the periods ended June 30, 2016 and 2015 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at June 30, 2016 and 2015 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,190,500 at June 30 2016 compared to 46,850,500 common shares at June 30, 2015.

Comprehensive Income/(Loss)

Comprehensive income/(loss) represents net income/(loss) plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income/(loss) was equal to net income/(loss) for the periods ended June 30, 2016 and 2015.

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

Note 4 – Contracts Receivable

Contracts receivable consist of at:

	June 30,
	2016	2015
Billed
Completed Contracts	$1,869,723	$2,289,087
Contracts in Progress	1,440,126	662,870
Retained	630,662	657,275
Allowance for Bad Debts	(199,877)	(201,000)
TOTAL	$3,740,634	$3,408,232

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	June 30,
	2016	2015
Machinery and Equipment	$3,883,891	$4,137,045
Office furniture and Equipment	172,636	172,635
Transportation and Earth Moving Equipment	8,444,170	8,844,668
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	12,530,886	13,184,537
Less: Accumulated Depreciation	(10,701,555)	(10,904,641)
Property, Plant and Equipment Net	$1,829,331	$2,279,896

Depreciation expense for the six months ended June 30, 2016 and 2015 was $255,832 and $253,883 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the six months ended June 30, 2016:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$4,404,036	$2,957,147	$1,446,889
Revenue on uncompleted contracts	3,212,391	2,691,412	520,979
Total for six months ended June 30, 2016	$7,616,427	$5,648,559	$1,967,868

As of June 30, 2016
Costs incurred on uncompleted contracts	$4,174,019
Estimated earnings on uncompleted contracts	1,156,582
Revenues earned on uncompleted contracts	5,330,601
Billings to date	4,544,478
Total Net Amount	$786,123

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$1,003,613
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(217,490)

Total Net Amount	$786,123

For the six months ended June 30, 2016:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$5,265,707	$3,863,499	$1,402,208
Revenue on uncompleted contracts	3,379,785	3,249,649	130,136
Total for six months ended June 30, 2015	$8,645,492	$7,113,148	$1,532,344

As of June 30, 2015
Costs incurred on uncompleted contracts	$6,950,916
Estimated earnings on uncompleted contracts	1,770,479
Revenues earned on uncompleted contracts	8,721,395
Billings to date	7,824,426
Total Net Amount	$896,969

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$1,165,329
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(268,360)

Total Net Amount	$896,969

Note 7 – Long-Term Debt

Long-term debt consists of the following at June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015

Demand loan from shareholder, Clyde Biston, payable in monthly payments of $4,632 deferred until January 2017, interest rate of 4.25%.	$233,469	$236,927

Demand loan from shareholder, Clyde Biston, quarterly payments of $1,908 deferred until Jan. 2017; interest rate of 4.75%	158,092	-

Demand loan from shareholder, Clyde Biston, quarterly payments of $9,922 deferred until Jan. 2017; interest rate of 4.75%	175,000	-

Demand loan from shareholder, Clyde Biston, quarterly payments of $9,881 deferred until Jan. 2017; interest rate of 4.75%	175,000	-

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures May 5, 2018	1,750,300	1,750,300

Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%. Deferred until January 2017	2,656,803	2,636,137

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property	763,335	1,141,673

Total	5,911,999	5,940,037
Less: Current portion	(473,844)	(2,521,057)
Long-term debt, less current portion	$5,438,155	$3,418,980

NOTE 8 - Commitments and Contingencies

Principal payments on long-term debt are due as follows:

Year ending December 31,
2016	$473,844
2017	542,258
2018	2,134,706
2019	345,207
2020+	2,415,984
$5,911,999

Contingencies

None.

Note 9 – Loss per Share

	For the six months ended
	June 30, 2016	June 30, 2015

Net Loss	$(84,780)	$(1,219,370)
Weighted-average common shares outstanding
basic:	47,085,005	46,755,170

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	47,085,005	46,755,170

Loss per share outstanding
Basic and Diluted	$(0.002)	$(0.026)

Note 10 – Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred for the six months ended June 30, 2016 and 2015 under such agreements were $144,463, and $203,394, respectively.

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

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company. Between June 1995 and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the six months ended June 30, 2016 and 2015 under the lease agreement were $40,125 and $96,300, respectively.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended June 30, 2016 and 2015 are $0 and $0, respectively.

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

For financial reporting purposes, for the six months ending June 30, 2016 and 2015, income before income taxes includes the following components:

	June 30, 2016	June 30, 2015
United States	$(84,780)	$(1,219,370)
Foreign	-	-
Total	$(84,780)	$(1,219,370)

The expense (benefit) for income taxes consist of:

Current:	2016	2015
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

Note 14 – Subsequent Events

The Company has performed an evaluation of subsequent events through August 12, 2016, the date the accompanying financial statements were issued, and did not identify any material subsequent transactions that require disclosure other than noted above.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating loss to measure segment performance as recorded below:

	For the six months ended
	June 30, 2016	June 30, 2015
Remediation Segment

Revenue	$5,003,719	$4,866,699
Cost of Revenues	3,565,407	4,488,735
Gross Profit	1,438,312	377,964

General & Administrative Expense	691,119	797,110
Allocated CES Admin. Expenses	776,730	601,137
Other Expense/(Income)	(4,580)	3,002

Net Loss from Segment	$(24,957)	(1,023,285)

	For the six months ended
	June 30, 2016	June 30, 2015
Demolition Segment

Revenue	$2,239,908	$3,568,362
Cost of Revenues	1,748,508	2,737,227
Gross Profit	491,400	831,135

General & Administrative Expense	353,883	426,521
Allocated CES Admin. Expenses	382,303	528,600
Other Expense/(Income)	(172,327)	23,811

Net Loss from Segment	$(72,459)	$(147,797)

	For the six months ended
	June 30, 2016	June 30, 2015
Insulation Segment

Revenue	$372,799	$210,431
Cost of Revenues	283,255	181,601
Gross Profit	89,544	28,830

General & Administrative Expense	42,011	44,878
Allocated CES Admin. Expenses	34,897	32,367
Other (Income)	-	(127)

Net Income/(Loss) from Segment	$12,636	$(48,288)

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended June 30, 2016, US Army- Fort Benning, Georgia and the Florida Department of Transportation (“FDOT”), accounted for 20.2% and 10.4% of our total revenue, respectively. For the quarter ended June 30, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (“FDOT”), accounted for 44% and 11% of our total revenue, respectively.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Company’s Board of Directors (the “Board”). The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates and such differences may be material.

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with maturity of three months or less to be cash equivalents.

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $199,877 for doubtful accounts was required at June 30, 2016 ($201,000 at June 30, 2015).

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

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the six months ended June 30, 2016 and June 30, 2015 were $7 and $8, respectively. Historically, the Company has not relied on advertising and marketing to generate business.

Results of Operations (in thousands, except percentages)

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Net sales fell 29%, or $1,507, during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. Revenues in the Demolition segment decreased by $1,230, or 57%, during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. Revenues in the Remediation segment decreased by $393, or 14%, during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The Insulation segment experienced a $117 increase in revenue, or 96%, during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At June 30, 2016, 16 Demolition segment contracts valued in excess of $2,000 were in progress. Remediation segment sales decreased in the second quarter of 2016, primarily because of the completion of a very large project in Michigan and two major projects in Florida. The increase in Insulation segment revenue was due primarily to higher maintenance spending by a large supermarket chain in the southeastern United States.

Management continues to believe that the Company will grow revenues by expanding into new geographic areas in the southern and eastern U.S. in 2016. During the quarter ended June 30, 2016, approximately $0 of revenues were derived from contracts in Louisiana, $2,800 from contracts in Florida and $800 from contracts in Georgia (compared to $450, $4,640 and $30 respectively in the quarter ended June 30, 2015).

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net Sales by Operating Segment:
Remediation	$2,440	(14)%	$2,833
Demolition	938	(57)%	2,168
Insulation	238	96%	121

Total net sales	$3,616	(29)%	$5,122

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

The following table presents Remediation segment net sales information for the quarters ended June 30, 2016 and 2015 (dollars in thousands):

	2016	Change	2015
Net sales	$2,440	$(393)	$2,833
Percentage of total net sales	67%	12%	55%

The decrease in the Remediation segment net sales during the quarter ended June 30, 2016 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at June 30, 2016 was 46 (valued at $6,636), compared to 54 (valued at $9,569) on the same date in 2015. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the quarters ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$938	$(1,230)	$2,168
Percentage of total net sales	26%	(16)%	42%

The decrease in net sales for the Demolition segment during the quarter ended June 30, 2016 was caused primarily by the lower number of demolition contracts put out for bids in 2016 compared to 2015. The Company saw more renovation opportunities than demolition projects year over year. During the second quarter of 2016, however, the Company did win four contracts in Florida valued at $1,404 that are expected to commence in the third quarter of 2016. Two of these contracts are worth $1,300. At the end of the second quarter of 2016, the Company had total Demolition segment contracts valued at $1,954 in backlog, including the four contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$238	$117	$121
Percentage of total net sales	7%	4%	3%

The decrease in the Insulation segment net sales between the quarters ended June 30, 2016 and 2015 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended June 30, 2016 and 2015 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2016	2015
Net sales	$3,616	$5,122
Cost of sales	2,963	4,263
Gross margin	653	859
Gross margin percentage	18%	17%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, all the result of the decrease in net sales. The improvement in gross margin percentage in the quarter ended June 30, 2016 by 1 percentage point over the quarter ended June 30, 2015 reflects the fact that the Company had a higher percentage of Remediation and Insulation jobs, which have lower non-labor costs. Remediation contracts are typically self-performed, without the need for subcontractors or expensive rental equipment. We believe our profit margin will continue to benefit from the fact that we are bidding on larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

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

Operating Expenses

Operating expenses for the quarters ended June 30, 2016 and 2015 are as follows (in thousands, except for percentages):

	2016	Change	2015
General and administrative	$1,116	$(159)	$1,275
Percentage of total net sales	31%	6%	25%

General and Administrative (“G&A”) Expense

The decrease in G&A expense during the quarter ended June 30, 2016 when compared to the quarter ended June 30, 2015 was caused by a number of factors, including a reduction in compensation costs (lower by $128, primarily due to a $100 reduction of his annual salary by Clyde A. Biston, President, a reduction of $115 (34%) in salaries paid to sales employees, and a reduction in overall headcount in the second quarter of 2016 compared to 2015), lower administrative indirect costs (down $85 or 51%, reflecting lower workmen’s compensation insurance premiums allocated to this category), lower rents associated with a reduction in rent charged by Mr. Biston on the Crystal Springs leases (decreased by $11), lower group health insurance costs, caused by deferment until August of premiums, and lower office supplies (down by $16 or 660%, reflecting budget constraints imposed on office spending). These decreases were offset by higher other insurance costs (up by $26 or 885%), reflecting increases in premiums charged to the Company for its Directors and Officer’s policy), higher office expense (up by $19 or 39%), higher professional fees (up by $16 or 34%, reflecting increased legal fees), higher bank service charges, which rose by $13 or 43% for closing costs on the line of credit renewal and late-payment fees on various notes, and increased costs for licenses and permits (up by $11 or 110%, reflecting the increased number of permits required for Florida DOT contracts, and increased education and training costs (up by $5 or 58%, reflecting the need to train new employees).

The total number of employees at June 30, 2016 was 153, compared to 117 at June 30, 2015.

Other Income/(Expense)

Other income/(expense) for the quarters ended June 30, 2016 and 2015 are as follows (in thousands, except percentages):

	2016	Change	2015
Other income/ (expense)	$2	$-	$2
Interest income/ (expense)	(30)	60	(90)
Gain on asset sale	175	175	-
Total other income/ (expense), net	$147	235	$(88)

The year-over-year increase in other income during the quarter ended June 30, 2016 was due primarily to lower interest costs resulting from the deferment in 2016 of interest payments on debt owed to Clyde A. Biston, President, and the gain recorded on the sale of a second portable crushing plant, which had been used for crushing concrete to produce road base and which was no longer in use.

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

Provision for income taxes and effective tax rates for the quarters ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the quarter ended June 30, 2016 was nil because of the loss in the quarter, together with the losses carried forward from prior periods.

Net losses are due primarily to the increases in our sales staff and purchases of more sophisticated IT equipment and software without the benefit of any investment funds. To further impact the loss in 2016, sales actually decreased during the first quarter of 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 (in thousands, except percentages)

Net sales fell 12%, or $1,029, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Revenues in the Demolition segment decreased by $1,328, or 37%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Revenues in the Remediation segment increased by $137, or 3%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The Insulation segment experienced a $162 increase in revenue, or 77%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At June 30, 2016 16 Demolition segment contracts valued in excess of $2,900 were in progress. Remediation segment sales increased in the first six months of 2016, primarily because of the continuation of remediation contracts in Florida and with Ft Benning and Ft Stewart DTE and the commencement of other large scale projects valued in excess of $6,600 in the aggregate in Florida, Georgia and Louisiana. The increase in Insulation segment revenue was due primarily to higher maintenance spending by a large supermarket chain in the southeastern United States.

During the six months ended June 30, 2016, approximately $179 of revenues were derived from contracts in Louisiana, $5,552 from contracts in Florida and $1,885 from contracts in Georgia (compared to $986, $7,645 and $14 respectively in the six months ended June 30, 2015).

Sales Data

The following table shows net sales by operating segment and net sales by service during the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net Sales by Operating Segment:
Remediation	$5,004	3%	$4,867
Demolition	2,240	(37)%	3,568
Insulation	373	77	210

Total net sales	$7,616	(12)%	$8,645

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

The following table presents Remediation segment net sales information for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	2016	Change	2015
Net sales	$5,004	$137	$4,867
Percentage of total net sales	66%	10%	56%

The increase in the Remediation segment net sales during the six months ended June 30, 2016 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$2,240	$(1,328)	$3,568
Percentage of total net sales	29%	(12)%	41%

The decrease in net sales for the Demolition segment during the six months ended June 30, 2016 was caused primarily by the lower number of demolition contracts put out for bids in 2016 compared to 2015. The Company saw more renovation opportunities than demolition projects year over year. During the second quarter of 2016, however, the Company did win four contracts in Florida valued at $1,404 that are expected to commence in the third quarter of 2016. Two of these contracts are worth $1,300At the end of the second quarter of 2016, the Company had total Demolition segment contracts valued at $1,954 in backlog, including the four contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$373	$162	$210
Percentage of total net sales	5%	2%	3%

The increase in the Insulation segment net sales between the six months ended June 30, 2016 and 2015 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the six months ended June 30, 2016 and 2015 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2016	2015
Net sales	$7,616	$8,645
Cost of sales	5,648	7,113
Gross margin	1,968	1,532
Gross margin percentage	26%	18%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, all the result of the decrease in net sales. The increase in gross margin percentage in the six months ended June 30, 2016 by eight percentage points over the six months ended June 30, 2015 was the result of both bidding with higher margins and lower materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 and 2015 are as follows (in thousands, except for percentages):

	2016	Change	2015
General and administrative	$2,180	$(414)	$2,594
Percentage of total net sales	29%	(1)%	30%

General and Administrative (“G&A”) Expense

The decrease in G&A expense during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 was caused by a number of factors, including a reduction in compensation costs (lower by $272, due to a $100 reduction of his annual salary by Clyde A. Biston, President, and a reduction of $223 (34%) in salaries paid to sales employees due to an overall headcount in the first half of 2016 compared to 2015), lower administrative indirect costs (down $30 or 13%, reflecting lower workmen’s compensation insurance premiums allocated to this category), lower rents associated with a reduction in rent charged by Mr. Biston on the Crystal Springs leases (decreased by $59), lower group health insurance costs, which fell 29% ($76), and lower taxes (decreased by $10 or 75%).

These decreases were offset by higher other insurance costs (up by $35 or 565%), reflecting increases in premiums charged to the Company for its Directors and Officer’s policy), higher office expense (up by $5 or 6, higher professional fees (up by $16 or 34%, reflecting increased legal fees), higher bank service charges, which rose by $12 or 15% due to closing costs on the line of credit ($6) and fees for late payments on notes ($6), and increased costs for licenses and permits (up by $21 or 97%, reflecting the increased number of permits required for Florida DOT contracts), and increased outside payroll service costs (up by $6 or 32%, reflecting the need to hire contract labor services due to the large volume of work starting at the same time in the quarter).

Other Income/Expense

Other income/ (expense) for the six months ended June 30, 2016 and 2015 are as follows (in thousands, except percentages):

	2016	Change	2015
Other income/ (expense)	$4	$13	$(9)
Interest income/ (expense)	(66)	83	(149)
Gain on asset sale	190	190	-
Total other income/ (expense), net	128	286	(158)

The year-over-year increase in other income during the quarter ended June 30, 2016 was due primarily to lower interest costs resulting from the deferment in 2016 of interest payments on debt owed to a shareholder, and the gain recorded on sales of assets.

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

Provision for income taxes and effective tax rates for the six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the six months ended June 30, 2016 was nil because of the loss in the six months, together with the losses carried forward from prior periods.

Net losses are due primarily to the increases in our sales staff and purchases of more sophisticated IT equipment and software without the benefit of any investment funds. To further impact the loss in 2016, sales actually decreased during the first quarter of 2016.

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

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	June 30, 2015
Cash, cash equivalents and marketable securities	$258	$193
Property, plant and equipment, net	$1,829	$2,280
Long-term debt	$3,401	$3,419
Working capital	$1,941	$284

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first six months of 2016 and 2015 (in $ thousands):

	Six months Ended
	June 30,	June 30,
	2016	2015
Cash generated by/ (used in) operating activities	$86	$185
Cash generated by/ (used in) investing activities	$103	$(417)
Cash generated by/ (used in) financing activities	$(161)	$275

During the six months ended June 30, 2016, the cash generated by operating activities of $86 was a result of $(85) of net loss, non-cash adjustments to net loss of $65 and a net change in operating assets and liabilities of $105. The Company generated $103 of cash from investing activities during the six months ended June 30, 2016, the excess of proceeds of disposals of equipment ($210) over the purchase of additional property and equipment ($107). The $161 of cash used by financing activities during the six months ended June 30, 2016 came primarily from new borrowing of $98 under installment loans payable, offset by debt repayments of $259, including $20 repaid to Clyde A. Biston. No distributions were paid in the first six months of 2016.

During the six months ended June 30, 2015, the cash generated by operating activities of $185 was a result of $(1,219) of net loss, non-cash adjustments to net loss of $254 and a net change in operating assets and liabilities of $1,151. The Company used $(417) of cash for investing activities during the six months ended June 30, 2015 to purchase property and equipment. There were no disposals of equipment in the six months ended June 30, 2015. The $275 of cash generated by financing activities during the six months ended June 30, 2015 came primarily from new borrowing from the chairman of the Board, Clyde A. Biston, and Centennial Bank. No distributions were paid in the first six months of 2015.

Capital Assets

The Company’s capital expenditures were $107 during the six months ended June 30, 2016, consisting primarily of purchases of machinery. The new equipment was acquired to replace aging equipment, and to add to our fleet of equipment to prepare for new Remediation and Demolition segment projects at Marco Island and at military bases in Georgia and the Florida Panhandle.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at June 30, 2016:

(i) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $5 which has been deferred to January 2017, bearing annual interest at 4.25%. At June 30, 2016, $233 was outstanding under the loan. In the three months ended June 30, 2016, the Company repaid $3 of principal under the loan.

(ii) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $2 which has been deferred to January 2017, bearing annual interest at 4.75%. At June 30, 2016, $158 was outstanding under the loan. In the three months ended June 30, 2016, the Company made no repayments of principal under the loan.

(iii) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $10 which has been deferred to January 2017, bearing annual interest at 4.75%. At June 30, 2016, $175 was outstanding under the loan. In the three months ended June 30, 2016, the Company made no repayments of principal under the loan.

(iv) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $10 which has been deferred to January 2017, bearing annual interest at 4.75%. At June 30, 2016, $175 was outstanding under the loan. In the three months ended June 30, 2016, the Company made no repayments of principal under the loan.

(v) Installment loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At June 30, 2016, $2,657 was outstanding under the loan. In the three months ended June 30, 2016, the Company the Company made no repayments of principal under the loan.

(vi) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on May 5, 2018. At June 30, 2016, $1,750 was outstanding under the line. In the three months ended June 30, 2016, the Company made no repayments of principal under the line, and borrowed no additional principal.

(vii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At June 30, 2016, $763 was outstanding under the loans. In the three months ended June 30, 2016, the Company repaid $40 of principal under the loans.

At June 30, 2016, a total of $5,912 was outstanding under all loans and the line of credit. $474 of that amount is due and payable in the 12 months following that date.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Clyde A. Biston. Mr. Biston elected to receive part of his compensation in the form of distributions paid to himself as the sole shareholder. No dividends have been paid to Mr. Biston or any other shareholder since 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 26, 2016, 300,000 shares of common stock were issued by the Company to a consultant that provides investor relations services at a price per share of [.001].

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance of these shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

No purchases of common stock of the Company were made by the Company during the quarter ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 11, 2016, Luisa Ingargiola, a member of our Board, notified the other members of the Board that she was resigning, effective immediately. Ms. Ingargiola’s resignation was not the result of any disagreement with the Company regarding its operations, policies, or practices.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CES Synergies, Inc.

Date: August 12, 2016	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)

