Form 10-Q
period 2016-09-30
CES Synergies, Inc.
filed 2016-11-14
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2016
Common Stock, $0.001 par value	47,300,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CES SYNERGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS
Current assets
Cash	$100,390	$229,882
Advances to employees	13,482	13,770
Contracts receivable (net of allow. for bad debt)	4,329,628	4,599,131
Inventory	212,902	133,715
Deferred tax asset- current	86,098	86,098
Prepaids	55,145	-
Cost and estimated earnings in excess of billings on uncompleted contracts	814,776	690,553
Total current assets	$5,612,421	$5,753,149
Property and equipment, net	1,801,936	1,998,158
Goodwill	1,446,855	1,446,855
Deferred tax asset- non-current	632,882	632,882
Other assets	4,731	4,731
TOTAL ASSETS	$9,498,825	$9,835,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,846,244	$2,911,780
Accrued payroll and other accrued liabilities	191,490	47,819
Billings in excess of costs and estimated earnings on uncompleted contracts	104,122	301,398
Notes payable	-	1,750,300
Current portion long-term debt
Related party	-	-
Non-related party	487,149	457,950
Total current liabilities	3,629,005	5,469,247
Long-term debt, net of current portion
Related party	3,300,144	3,419,098
Non-related party	2,027,192	446,066
Total long-term liabilities	5,327,336	3,865,164
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at September 30, 2016; issued: 47,300,500 shares, at September 30, 2016; 46,880,500 shares, at December 31, 2015	47,301	46,881
Additional paid in capital	1,471,158	1,299,018
Retained earnings	(975,976)	(844,535)
Total stockholders' equity	542,483	501,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,498,825	$9,835,775

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$4,488,467	$4,647,451	$12,104,893	$13,292,944
Cost of sales	3,336,289	4,287,086	8,984,848	11,400,234
Gross profit	1,152,178	360,365	3,120,045	1,892,710
General & administrative expenses	1,369,526	1,254,745	3,549,854	3,848,916
Net operating profit/(loss)	(217,348)	(894,380)	(429,809)	(1,956,206)
Other income/ (expenses), net	170,687	(75,047)	298,368	(232,591)

Net profit/(loss)	$(46,661)	$(969,427)	$(131,441)	$(2,188,797)
Earnings per share
Basic and diluted	$(0.0010)	$(0.0207)	$(0.0028)	$(0.0468)
Shares used in computing earnings per share
Basic and diluted	47,300,500	46,880,500	47,050,901	46,791,631
Cash distributions declared per common share	$-	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Operating Activities
Net income/ (loss)	$(131,441)	$(2,188,797)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	383,748	380,824
(Gain) on disposal of assets	(386,000)	-
Decrease (Increase) in:
Contracts receivable	269,503	2,569,395
Other assets	(54,857)	924
Inventories	(79,187)	(17,913)
Cost & estimated earnings in excess of billings on uncompleted contracts	(124,223)	(637,526)
Increase (Decrease) in:
Accounts payable	(65,527)	16,729
Accrued liabilities	143,671	605,175
Billings in excess of costs and estimated earnings	(197,276)	(315,769)
Total Adjustments	(110,147)	2,601,839
Net cash provided (used) by operating activities	$(241,588)	$413,042

Investing Activities:
Purchase of property and equipment	(213,525)	(416,562)
Proceeds from disposal of equipment	412,000	-
Net cash provided (used) by investing activities	198,475	(416,562)

Financing Activities:
Proceeds from new borrowings
Non-related party	188,645	591,562
Related party	-	510,000
Principal payments on debt
Non-related party	(328,620)	(511,739)
Related party	(118,954)	(147,470)
Capital contributed	172,550	18,120
Net cash provided (used) by financing activities	(86,379)	460,473

Net increase (decrease) in cash	(129,492)	456,953

Cash at beginning of period	229,882	149,455

Cash at end of period	$100,390	$606,408

Supplemental Disclosures
Interest paid	$92,732	$224,484
Income taxes paid	$-	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

SEPTEMBER 30, 2016

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

Revenue and Cost Recognition

The Company follows ASC 605-35 " Revenue Recognition: Construction type contracts " and recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts.

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

Concentrations of Credit Risk

The Company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. No single account had a balance greater than $250,000 at September 30, 2016. Accordingly, at that date, the Company’s uninsured cash balances for those accounts was nil.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2016, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended September 30, 2016 and 2015.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of September 30, 2016 and September 30, 2015.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income/(loss) per common share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the periods ended September 30, 2016 and 2015 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at September 30, 2016 and 2015 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,300,500 at September 30 2016 compared to 46,880,500 common shares at September 30, 2015.

Comprehensive Income/(Loss)

Comprehensive income/(loss) represents net income/(loss) plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income/(loss) was equal to net income/(loss) for the periods ended September 30, 2016 and 2015.

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

Note 4 – Contracts Receivable

Contracts receivable consist of at:

	September 30,
	2016	2015
Billed
Completed Contracts	$3,034,537	$1,743,177
Contracts in Progress	697,534	1,568,913
Retained	797,434	684,789
Allowance for Bad Debts	(199,877)	(201,000)
TOTAL	$4,329,628	$3,795,879

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	September 30,
	2016	2015
Machinery and Equipment	$3,866,299	$4,137,045
Office furniture and Equipment	172,635	172,635
Transportation and Earth Moving Equipment	8,074,721	8,844,668
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	12,143,844	13,184,537
Less: Accumulated Depreciation	(10,341,909)	(11,031,582)
Property, Plant and Equipment Net	$1,801,935	$2,152,955

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $383,748 and $380,824 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the nine months ended September 30, 2016:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$7,701,928	5,274,923	2,427,005
Revenue on uncompleted contracts	4,402,965	3,709,925	693,040
Total for nine months ended September 30, 2016	$12,104,893	8,984,848	3,120,045

As of September 30, 2016
Costs incurred on uncompleted contracts	$3,709,925
Estimated earnings on uncompleted contracts	693,087
Revenues earned on uncompleted contracts	4,403,012
Billings to date	3,692,357
Total Net Amount	$710,655

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$814,777
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(104,122)

Total Net Amount	$710,655

For the nine months ended September 30, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$4,240,583	3,870,710	369,873
Revenue on uncompleted contracts	9,052,361	7,529,524	1,522,837
Total for nine months ended September 30, 2015	$13,292,944	11,400,234	1,892,710

As of September 30, 2015
Costs incurred on uncompleted contracts	$7,529,524
Estimated earnings on uncompleted contracts	1,522,837
Revenues earned on uncompleted contracts	9,052,361
Billings to date	8,468,273
Total Net Amount	$584,088

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$866,963
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(282,875)

Total Net Amount	$584,088

Note 7 – Long-Term Debt

Long-term debt consists of the following at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Demand loan from shareholder, Clyde Biston, payable in monthly payments of $4,632, interest rate of 4.25%.	$135,249	$242,515

Demand loan from shareholder, Clyde Biston, quarterly payments of $1,908 deferred until Jan. 2017; interest rate of 4.75%	158,092	160,000

Demand loan from shareholder, Clyde Biston, quarterly payments of $9,922 deferred until Jan. 2017; interest rate of 4.75%	175,000	175,000

Demand loan from shareholder, Clyde Biston, quarterly payments of $9,881 deferred until Jan. 2017; interest rate of 4.75%	175,000	175,000

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures May 5, 2018	1,750,300	1,750,300

Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%. Deferred until January 2017	2,656,803	2,604,739

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property	764,041	1,018,022

Total	5,814,485	6,125,576
Less: Current portion	(487,149)	(2,346,057)
Long-term debt, less current portion	$5,327,336	$3,779,519

Notes payable owed to a related party at September 30, 2016 and 2015 was $3,300,144 and $3,357,254 respectively. New borrowings from related party in the nine months ended September 30, 2016 and 2015 was $0 and $510,000, respectively. In the nine months ended September 30, 2016 and 2015, the Company repaid $118,954 and $147,470 of related-party notes payable, respectively.

NOTE 8 - Commitments and Contingencies

Principal payments on long-term debt are due as follows:

Year ending December 31,
2016	$487,148
2017	556,271
2018	2,149,465
2019	360,753
2020+	2,260,848
$5,814,485

Contingencies

None.

Note 9 – Loss per Share

	For the nine months ended
	September 30, 2016	September 30, 2015

Net Income/ (Loss)	$(131,441)	$(2,188,797)
Weighted-average common shares outstanding
basic:	47,050,901	46,791,631

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	47,050,901	46,791,631

Loss per share outstanding
Basic and Diluted	$(0.0028)	$(0.0468)

Note 10 – Operating Lease Agreements

The Company rents certain equipment/office space under month to month operating lease agreements. Lease expenses incurred for the nine months ended September 30, 2016 and 2015 under such agreements were $147,295 and $138,474, respectively.

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

Leased Facilities

The Company operates out of facilities owned by the majority shareholder of the Company. Between June 1995 and October 2013, the Company was allowed to use the facilities rent-free. As of November 1, 2013 the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the nine months ended September 30, 2016 and 2015 under the lease agreement were $64,200 and $144,450, respectively.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended September 30, 2016 and 2015 are $0 and $0, respectively.

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

For financial reporting purposes, for the nine months ending September 30, 2016 and 2015, income before income taxes includes the following components:

	September 30, 2016	September 30, 2015
United States	$(131,441)	$(2,188,797)
Foreign	-	-
Total	$(131,441)	$(2,188,797)

The expense (benefit) for income taxes consist of:

Current:	2016	2015
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

The Company has net operating loss carryforwards of $2,025,295 available at December 31, 2015 and has recorded a deferred tax asset of $718,980 reflecting the benefit of the loss carryforwards. Such deferred tax assets will expire in years 2034 through 2035.

Note 14 – Subsequent Events

The Company has performed an evaluation of subsequent events through November 14, 2016, the date the accompanying financial statements were issued, and did not identify any material subsequent transactions that require disclosure other than noted above.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating loss to measure segment performance as recorded below:

	For the nine months ended
	September 30, 2016	September 30, 2015
Remediation Segment

Revenue	$7,412,342	$6,471,056
Cost of Revenues	5,426,681	6,571,949
Gross Profit	1,985,661	(100,893)

General & Administrative Expense	1,100,107	1,197,379
Allocated CES Admin. Expenses	1,113,259	910,041
Other Expense/(Income)	(240)	4,513

Net Loss from Segment	$(227,945)	(2,212,826)

	For the nine months ended
	September 30, 2016	September 30, 2015
Demolition Segment

Revenue	$4,169,993	$6,495,963
Cost of Revenues	3,200,327	4,813,207
Gross Profit	969,666	1,682,756

General & Administrative Expense	543,018	678,117
Allocated CES Admin. Expenses	598,640	886,329
Other Expense/(Income)	(284,971)	27,728

Net Income from Segment	$112,979	$90,582

	For the nine months ended
	September 30, 2016	September 30, 2015
Insulation Segment

Revenue	$522,557	$325,924
Cost of Revenues	416,151	269,622
Gross Profit	106,406	56,302

General & Administrative Expense	69,390	69,119
Allocated CES Admin. Expenses	53,682	53,606
Other (Income)	(191)	130

Net Loss from Segment	$(16,475)	$(66,553)

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

We also provide services related to the asbestos removal process including interior demolition, lead-based paint removal, mold abatement, and full-scale structural demolition. We are also adept at materials handling and we have participated in emergency response activities for multiple hurricanes, including Katrina, Rita, Gene, Francis, Ivan, and many others. We have been able to develop niche markets by maintaining a high level of technical competence coupled with prudent management and an energetic staff. We are willing to go to remote or extreme places to complete projects. Examples of locations at which we perform this type of work include Midway Atoll, Curacao, Guatemala, Guantanamo Bay and remote Bahamian Islands. We also developed niches providing services in connection with various set-asides under federal law, including Service Connected Disabled Veteran Owned Small Business, Economically Disadvantaged Woman Owned Business, HUBZone, Veteran Owned, and Total Small Business. We have strategic alliances relating to all of such set-asides and have utilized these alliances to generate projects.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended September 30, 2016, Corvias (Eglin Air Force Base), and Manhattan Construction (Hilton Marco Island), accounted for 19% and 11% of our total revenue, respectively. For the quarter ended September 30, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the Florida Department of Transportation (“FDOT”), accounted for 44% and 11% of our total revenue, respectively.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $199,877 for doubtful accounts was required at September 30, 2016 ($201,000 at September 30, 2015).

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

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the nine months ended September 30, 2016 and September 30, 2015 were $7 and $16, respectively. Historically, the Company has not relied on advertising and marketing to generate business.

Results of Operations (in thousands, except percentages)

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Net sales fell 3%, or $159, during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Revenues in the Demolition segment decreased by $998, or 34%, during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Revenues in the Remediation segment increased by $804, or 50%, during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The Insulation segment experienced a $34 increase in revenue, or 30%, during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of two major contracts in Florida. At September 30, 2016, 10 Demolition segment contracts valued in excess of $2,289 were in progress. Remediation segment sales increased in the second quarter of 2016, primarily because of two major contracts in Georgia as well as two other large projects, and multiple projects in the $200-$500 range in Florida. At September 30, 2016, 22 Remediation segment contracts valued in excess of $4,878 were in progress. The increase in Insulation segment revenue was due primarily to higher maintenance spending by a large supermarket chain in the southeastern United States.

Most of the Company’s revenues are derived from contracts in Florida. Management will seek to grow revenues by also expanding into new geographic areas in the southern and eastern U.S. in 2016. During the quarter ended September 30, 2016, approximately $2,366 from contracts in Florida, $136 of revenues were derived from contracts in Louisiana, and $101 from contracts in Georgia (compared to $4,259, $520, and $2,360 respectively in the quarter ended September 30, 2015). The Company also had revenues of $281 from Guantanamo Naval Housing in Cuba.

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net Sales by Operating Segment:
Remediation	$2,409	50%	$1,604
Demolition	1,930	(34)%	2,928
Insulation	150	30%	115

Total net sales	$4,488	(3)%	$4,647

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

The following table presents Remediation segment net sales information for the quarters ended September 30, 2016 and 2015 (dollars in thousands):

	2016	Change	2015
Net sales	$2,409	$804	$1,604
Percentage of total net sales	43%	8%	35%

The increase in the Remediation segment net sales during the quarter ended September 30, 2016 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at September 30, 2016 was 22 (valued at $4,878), compared to 38 (valued at $8,646) on the same date in 2015. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the quarters ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$1,930	$(998)	$2,928
Percentage of total net sales	43%	(20)%	63%

The decrease in net sales for the Demolition segment during the quarter ended September 30, 2016 was caused primarily by the lower number of demolition contracts put out for bids in 2016 compared to 2015. The Company saw more renovation opportunities than demolition projects year over year. During the third quarter of 2016, however, the Company did win 19 contracts in Florida valued at $1,371 that are expected to commence in the fourth quarter of 2016. One of these contracts is worth $655. At the end of the third quarter of 2016, the Company had total Demolition segment contracts valued at $3,670 in backlog, including the new contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$150	$35	$115
Percentage of total net sales	3%	1%	2%

The increase in the Insulation segment net sales between the quarters ended September 30, 2016 and 2015 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended September 30, 2016 and 2015 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2016	2015
Net sales	$4,488	$4,647
Cost of sales	3,336	4,287
Gross margin	1,152	360
Gross margin percentage	26%	8%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, all the result of the decrease in net sales. The improvement in gross margin percentage in the quarter ended September 30, 2016 by 18 percentage point over the quarter ended September 30, 2015 reflects the fact that the Company had a higher percentage of Remediation and Insulation jobs, which have lower non-labor costs. Remediation contracts are typically self-performed, without the need for subcontractors or expensive rental equipment. We believe our profit margin will continue to benefit from the fact that we are bidding on larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

The Company anticipates that gross margin for the full-year 2016 will be between 26% and 28%. In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition. In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products. To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur. The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended September 30, 2016 and 2015 are as follows (in thousands, except for percentages):

	2016	Change	2015
General and administrative	$1,369	$115	$1,255
Percentage of total net sales	31%	4%	27%

General and Administrative (“G&A”) Expense

The increase in G&A expense during the quarter ended September 30, 2016 when compared to the quarter ended September 30, 2015 was caused by a number of factors, including higher salary costs (up by $127, primarily due to higher office headcount, which resulted in an increase in salaries for office workers, offset by a reduction of salaries paid to officers and sales personnel), higher other insurance costs (up by $10 or 333%), reflecting increases in premiums charged to the Company for its Directors and Officer’s policy, higher indirect administration costs (up by $47 or 73%, caused by repairs and maintenance at a Company office, repairs to heavy equipment used for Corvias work, depreciation up by 28% due to purchase of assets, and a liability insurance rate increase 9%), higher bank charges (up by $7 or 25%, reflecting late payment fees on certain notes), higher professional fees (up by $29 or 102%, reflecting increased legal fees), higher telephone charges, which rose by $14 or 96%, and increased costs of outside payroll services (up by $6 or 67%, reflecting the need to hire contract labor services due to the large volume of work starting at the same time in the quarter).

These increases were offset by lower costs for licenses and permits (down $46 or 15% due to two specific FDOT projects that required much higher permit costs due to overpass work), lower rents associated with a reduction in rent charged by Mr. Biston on the Crystal Springs leases (decreased by $12 or 16%), lower group health insurance costs (decreased by $4 or 2%), caused by past-due credits for cancellations, and lower office supplies (down by $68 or 117%, reflecting budget constraints imposed on office spending).

The total number of employees at September 30, 2016 was 224, compared to 155 at September 30, 2015.

Other Income/(Expense)

Other income/(expense) for the quarters ended September 30, 2016 and 2015 are as follows (in thousands, except percentages):

	2016	Change	2015
Other income/ (expense)	$197	$196	$1
Interest income/ (expense)	(26)	50	(76)
Total other income/ (expense), net	171	246	(75)

The year-over-year increase in other income during the quarter ended September 30, 2016 was due to lower interest costs resulting from the deferment in 2016 of interest payments on debt owed to Clyde A. Biston, President, and the gain recorded on the sale of six dump trailers, two late-model trucks, and a material reducer plant (used to shred tires, crushes metal.) All the items sold were no longer in use.

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

Provision for income taxes and effective tax rates for the quarters ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the quarter ended September 30, 2016 was nil because of the loss in the quarter, together with the losses carried forward from prior periods.

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 (in thousands, except percentages)

Net sales fell 9%, or $1,188, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Revenues in the Demolition segment fell by $2,326, or 36%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Revenues in the Remediation segment increased by $941, or 15%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The Insulation segment experienced a $197 increase in revenue, or 60%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion three major contracts in Florida. At September 30, 2016, Demolition segment contracts valued in excess of $1,266 were in progress. Remediation segment sales increased in the first nine months of 2016, primarily because of the continuation of remediation contracts in Florida and with Ft. Benning and Ft. Stewart DTE and the commencement of other large scale projects valued in excess of $3,670 in the aggregate in Florida, Georgia and Louisiana. The increase in Insulation segment revenue was due primarily to higher maintenance spending by a large supermarket chain in the southeastern United States.

During the nine months ended September 30, 2016, approximately $136 of revenues were derived from contracts in Louisiana, $10,869 from contracts in Florida and $1,100 from contracts in Georgia (compared to $558, $12,562 and $173 respectively in the nine months ended September 30, 2015).

Sales Data

The following table shows net sales by operating segment and net sales by service during the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net Sales by Operating Segment:
Remediation	$7,412	15%	$6,471
Demolition	4,170	(36)%	6,496
Insulation	523	60%	326

Total net sales	$12,105	(9)%	$13,293

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

The following table presents Remediation segment net sales information for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	2016	Change	2015
Net sales	$7,412	$941	$6,471
Percentage of total net sales	61%	12%	49%

The increase in the Remediation segment net sales during the nine months ended September 30, 2016 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$4,170	$(2,326)	$6,496
Percentage of total net sales	35%	(14)%	49%

The decrease in net sales for the Demolition segment during the nine months ended September 30, 2016 was caused primarily by the lower number of demolition contracts put out for bids in 2016 compared to 2015. The Company saw more renovation opportunities than demolition projects year over year. During the third quarter of 2016, however, the Company did win 19 contracts in Florida valued at $1,371 that are expected to commence in the fourth quarter of 2016. One of these contracts is worth $655. At the end of the third quarter of 2016, the Company had total Demolition segment contracts valued at $3,670 in backlog, including the new contracts in Florida.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$523	$197	$326
Percentage of total net sales	4%	2	2%

The increase in the Insulation segment net sales between the nine months ended September 30, 2016 and 2015 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the nine months ended September 30, 2016 and 2015 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2016	2016
Net sales	$12,105	$13,293
Cost of sales	8,985	11,400
Gross margin	3,120	1,893
Gross margin percentage	26%	14%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, all the result of the decrease in net sales. The increase in gross margin percentage in the nine months ended September 30, 2016 by 12 percentage points over the nine months ended September 30, 2015 was the result of both bidding with higher margins and lower materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 and 2015 are as follows (in thousands, except for percentages):

	2016	Change	2015
General and administrative	$3,550	$299	$3,849
Percentage of total net sales	29%	0%	29%

General and Administrative (“G&A”) Expense

The decrease in G&A expense during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 was caused by a number of factors, including lower overall salary expenses (down by $149 or 8%, reflecting $357 of salary reductions for sales staff, officers, field labor and training, offset by an increase of $208 in office salaries), lower group health insurance costs, which fell 18% ($81) due to a reduction in the number of employees covered by insurance as well as receiving past due credits, lower office expenses and supplies (down by $68 or 42%, reflecting budget constraints imposed on office spending), lower rents associated with a reduction in rent charged by Mr. Biston on the Crystal Springs leases (decreased by $71 or 25%), reduced shop labor costs, down by 13% ($41) due to a reduction in shop head count from four to three, and lower advertising expenses (decreased by $9 or 41%).

These decreases were offset by higher other insurance costs (up by $45 or 490%), reflecting increases in premiums charged to the Company for its Directors and Officer’s policy), higher professional fees (up by $41 or 38%, reflecting increased legal fees), higher indirect administration costs (up $17 or 6%, reflecting, repairs and maintenance up 36% due to Fort Walton Beach office preparing for Corvias work, 28% increase in depreciation expense due to new capital purchases, and a liability insurance rate increase of 9%), higher bank service charges, which rose by $16 or 17% due to fees for late payments on notes, increased outside payroll service costs (up by $12 or 43%, reflecting the need to hire contract labor services due to the large volume of work starting at the same time in the quarter), and higher telephone costs (up by $11 or 20%).

Other Income/Expense

Other income/ (expense) for the nine months ended September 30, 2016 and 2015 are as follows (in thousands, except percentages):

	2016	Change	2015
Other income/ (expense)	$391	$399	$(8)
Interest income/ (expense)	(93)	132	(225)
Total other income/ (expense), net	298	531	(233)

The year-over-year increase in other income during the nine months ended September 30, 2016 was due primarily to lower interest costs resulting from the deferment in 2016 of interest payments on debt owed to a shareholder, and gains recorded on sales of assets (a crushing machine, a shredding plant, six trailers, and two late model box trucks that are no longer being utilized).

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

Provision for income taxes and effective tax rates for the nine months ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the nine months ended September 30, 2016 was nil because of the loss in the nine months, together with the losses carried forward from prior periods.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$100	230
Property, plant and equipment, net	$1,802	1,998
Long-term debt	$5,327	3,865
Working capital	$1,983	284

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first nine months of 2016 and 2015 (in $ thousands):

	Nine months Ended
	September 30,	September 30,
	2016	2015
Cash generated by/ (used in) operating activities	$(242)	$413
Cash generated by/ (used in) investing activities	$198	$(417)
Cash generated by/ (used in) financing activities	$(86)	$460

During the nine months ended September 30, 2016, the cash used by operating activities of $(242) was a result of $(131) of net loss, non-cash adjustments to net loss of $9 and a net change in operating assets and liabilities of $(118). The Company generated $198 of cash from investing activities during the nine months ended September 30, 2016, made up of $412 received from disposals of equipment, offset by the purchase of additional property and equipment ($214). The $86 of cash used by financing activities during the nine months ended September 30, 2016 came primarily from new borrowing of $189 under installment loans payable and new capital contributions of $173, offset by debt repayments of $448, including $98 repaid to Clyde A. Biston. No distributions were paid in the first nine months of 2016.

During the nine months ended September 30, 2015, the cash generated by operating activities of $413 was a result of ($2,189) of net loss, offset by non-cash adjustments to net loss of $381 and a net change in operating assets and liabilities of $2,221. The Company used ($417) of cash for investing activities during the nine months ended September 30, 2015 to purchase property and equipment. There were no disposals of equipment in the nine months ended September 30, 2015. The $460 of cash generated by financing activities during the nine months ended September 30, 2015 came primarily from new borrowing of $1,102, including $510 from Clyde A. Biston. No distributions were paid in the first nine months of 2015.

Capital Assets

The Company’s capital expenditures were $214 during the nine months ended September 30, 2016, consisting primarily of purchases of machinery. The new equipment was acquired to replace aging equipment, and to add to our fleet of equipment to prepare for new Remediation and Demolition segment projects at Marco Island and at military bases in Georgia and the Florida Panhandle.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at September 30, 2016:

(i) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, bearing annual interest at 4.25%. At September 30, 2016, $135 was outstanding under the loan. In the three months ended September 30, 2016, the Company repaid $98 of principal under the loan.

(ii) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $2 which has been deferred to January 2017, bearing annual interest at 4.75%. At September 30, 2016, $158 was outstanding under the loan. In the three months ended September 30, 2016, the Company made no repayments of principal under the loan.

(iii) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $10 which has been deferred to January 2017, bearing annual interest at 4.75%. At September 30, 2016, $175 was outstanding under the loan. In the three months ended September 30, 2016, the Company made no repayments of principal under the loan.

(iv) Demand loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $10 which has been deferred to January 2017, bearing annual interest at 4.75%. At September 30, 2016, $175 was outstanding under the loan. In the three months ended September 30, 2016, the Company made no repayments of principal under the loan.

(v) Installment loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At September 30, 2016, $2,657 was outstanding under the loan. In the three months ended September 30, 2016, the Company the Company made no repayments of principal under the loan.

(vi) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on May 5, 2018. At September 30, 2016, $1,750 was outstanding under the line. In the three months ended September 30, 2016, the Company made no repayments of principal under the line, and borrowed no additional principal.

(vii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At September 30, 2016, $764 was outstanding under the loans. In the three months ended September 30, 2016, the Company borrowed $1 of principal under the loans.

At September 30, 2016, a total of $5,814 was outstanding under all loans and the line of credit. $487 of that amount is due and payable in the 12 months following that date.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table lists all securities issued during in the three months ended September 30, 2016 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
08/16//2016	Common Stock Purchase	100,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
7/27/2016	Common Stock Purchase	10,000	Board Member	Nil	Advisory Services	Sec. 4(a)(2)

The above shares were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(a)(2) since the issuance of these shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for this transaction.

No purchases of common stock of the Company were made by the Company during the quarter ended September 30, 2016.

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

CES Synergies, Inc.

Date: November 14, 2016	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)