Form 10-K
period 2016-12-31
CES Synergies, Inc.
filed 2017-03-30
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of June 30, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.13, was approximately $1,290,315. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of executive officer and affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of the registrant’s common stock outstanding as of March 30, 2017, was 47,300,500.

Documents incorporated by reference:

None.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Background

Since its formation in 1988, Cross Environmental Services, Inc. (“CES”), a wholly-owned subsidiary of the Company, has been providing asbestos abatement, demolition, and mold remediation services to city, state, and federal agencies. Our customers include general contractors, developers, project owners, and industrial and commercial clients. Much of CES’s work has been founded on the removal of hazardous materials from structures ranging from residences to commercial and industrial applications, including secure defense contractor facilities, colleges, hospitals, and mid-rise and high-rise buildings and residential structures. Additionally, its experience working on federal projects, such as the Department of Interior, Bureau of Land Management Promiscuous Dump Clean Up, U.S. Fish and Wildlife Service Midway Atoll Asbestos and Lead Paint Cleanup, and Department of Defense Military Housing Privatization Initiative, gives CES the expertise to provide the submittals and mandated government compliance documents for any size federal project.

CES removes regulated and hazardous materials from industrial, commercial and residential spaces. Specifically, it has developed a niche market for its services that was facilitated by the Environmental Protection Agency’s National Emission Standards for Hazardous Air Pollutants, or NESHAP, regulations. Under these regulations, if a building or structure is altered, modified or renovated in any way, an environmental survey of the building must be completed and regulated hazardous materials (asbestos) must be removed prior to the alteration or renovation. CES provides such services to its clients.

CES also provides services related to the asbestos removal process including interior demolition, lead-based paint removal, mold abatement, and full-scale structural demolition. CES is also adept at materials handling and it has participated in emergency response activities for multiple hurricanes, including Katrina, Rita, Gene, Francis, Ivan, and many others. CES has been able to develop niche markets by maintaining a high level of technical competence coupled with prudent management and an energetic staff. It is willing to go to remote or extreme places to complete projects. Examples of locations at which CES performs this type of work include Midway Atoll, GITMO, Curacao, Guatemala, and remote Bahamian Islands. It has also developed niches providing services in connection with various set-asides under federal law, including Economically Disadvantaged Woman Owned Business, HUBZone, Veteran Owned, and Total Small Business. CES has strategic alliances relating to all of such set-asides and have utilized these alliances to generate projects.

CES has an established operating infrastructure, with numerous long-term contracts, blanket purchase orders, and ongoing relationships with a robust customer base.

CES’s management and employees are very experienced and expert in their trades. CES has ten project managers who have over 200 combined years of experience. All are skilled in project set-up, permitting, submittals, scheduling, and project close-out.

In addition to the tools made available to its project managers, CES has a highly skilled staff of field personnel. CES has multiple field superintendents and supervisors who have fifteen to twenty years’ experience. Many of these people have been with CES since its inception. Its field supervisory staff has, in the aggregate, over 200 man-years of experience. We believe that almost as important as the project personnel and related experience, is having modern late model equipment to work with. CES has an extensive late-model fleet of service trucks, box trucks, vans, excavators, loaders, dump trucks, semi tractors, and roll off trucks that can be deployed to any project. In addition to the large rolling stock and excavators, it has an extensive inventory of specialty equipment designed to provide demolition and abatement services inside a structure. This equipment includes but is not limited to skid steer loaders equipped with exhaust scrubbers, mini excavators equipped with hydraulic hammers, automated tile removing machines, airless sprayers, and various handheld power tools designed for material removal.

Customers

CES’s target market includes commercial, industrial, federal, state and municipal entities. Given the strict requirements for control of infectious dust and other engineered controls in healthcare facilities (active hospitals), targets include open and active facilities that have stringent control components similar to and including healthcare facilities. Additional examples of prospective clients include the Department of Transportation, due to the importance of infrastructure improvement, and the ongoing need for roadway construction and related bridge construction.

In 2016, Corvias and Florida Department of Transportation (FDOT) accounted for 12.1% and 10.5% of revenue respectively. In 2015, Renu Asset Recovery and FDOT accounted for 13.9% and 15.2% of revenue, respectively.

Services Strategy

The Company offers services in the environmental contracting arena. Its core business includes hazardous material removal (lead and asbestos), interior demolition, full scale demolition, and mold remediation. Historically, its customers have been acquired either through a low bid environment or through direct negotiations.

The Company believes that set-aside government contracting is an additional growth opportunity. It has participated in this sector of the federal market by teaming with firms that have the various set-aside designations.

Effects of Seasonality and Economic Uncertainty

The Company may be subject to seasonal fluctuations and construction cycles at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. Government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, the Company’s revenue and operating income in the third quarter are typically higher, and revenue and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, the Company may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of operating results on a period-to-period basis may not be meaningful.

Backlog and Awarded Projects

The Company’s sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, the sales cycle typically averages 30 days. Awarded backlog is created when a potential customer awards a project following a request for proposal. Once a project is awarded but not yet contracted, the Company typically conducts a detailed review to determine the scope of the project. At this point, it also determines the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past the Company has experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, the Company has been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of the Company’s sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. The Company has observed among its existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, it has observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of its customers, which has resulted in a lengthening of the sales cycle. The Company expects this trend to continue in 2017. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in the Company’s fully-contracted backlog typically have a construction period of 30-45 days and the Company typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

Facilities and Assets

In addition to the contract acquisition approach defined above, the Company anticipates expansion of services, facilities, and assets to increase profitability. Specifically, the Company plans to expand its sales footprint into additional areas outside of the state of Florida, and to focus on maintaining its core business lines in additional markets.

Business Model

The Company intends to continue to operate in 2017 with a reduced overhead and a focus on profitability. It will continue to prepare sealed bids for municipal, county, state, and federal projects. It will still respond to invitations to bid from private and public entities. All of the systems and processes are in place to facilitate these ongoing procurement procedures. The Company plans to expand its systems to seek projects in a larger geographic area and for a larger customer base.

Competition

Companies that compete with us both locally and on a national level include, but are not limited to, Cross Construction Services, Lang Environmental, and Northstar. The Company believes that it has several competitive advantages. The Company has many employees who have been with it since or close to its inception. Company staff is very experienced and efficient. The Company makes it a point to keep key employees on staff and current with ongoing training. The Company believes its work force is one of the most experienced and well-trained in the industry. The Company’s management staff possesses over 200 years of combined experience. The Company believes it has an edge over its competitors in terms of experience and technical ability.

The Company specifically targets projects with robust requirements in tough locations because it has the experience and resources available to see them to fruition. Additionally, these projects are more profitable. The Company believes in long-term relationships and work to facilitate projects with its customers. The Company believes that its ability to complete complex projects and to service its customers on a long-term basis through difficult economic times gives it a strategic advantage over some of its competitors.

Government Regulations

The Company is subject to an extensive and frequently changing statutory and regulatory framework of federal, state, and local environmental, health, safety, and transportation authorities, which imposes significant compliance burdens and risks upon us. The Company believes that it is in substantial compliance with all material federal, state, and local laws governing its material business operations. Nevertheless, amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company’s expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in an increase in regulatory burdens that could cause related increases in costs and expenses.

The federal regulations of most importance to us are governed by the Occupational Safety and Health Administration, the Mine Safety and Health Administration, the Department of Transportation, and the Environmental Protection Agency. The Company is also significantly impacted by environmental regulations governed by state environmental protection agencies. The Company believes that it is substantially in compliance with all material regulations. The Company conducts training programs and inspections on a regular basis. In addition, its brokers and insurance carriers also conduct inspections.

Permits and Licenses

Many states license such areas of Company operations as asbestos abatement and general contracting.  In such states, employees and supervisors are required to receive training from EPA-approved and state-certified organizations and pass required tests. The Company is currently licensed to perform services in approximately 12 states.  The Company also operates in certain states that do not have special asbestos abatement or general contracting license requirements; however, these states have adopted regulations regarding worker safety with which the Company must comply.

Employees

As of the date of the filing of this Annual Report on Form 10-K, the Company had 124 employees, all of whom work full time.

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

As of December 31, 2016, the Company had $5,913,600 in notes payable and $2,703,956 in accounts payable and accrued expenses. Our level of indebtedness may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes and may make us more vulnerable to an economic downturn than our competitors with less debt.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute our business plan, and to identify and pursue new opportunities. The loss of services of senior management, particularly Clyde A. Biston, CES’s founder, President, and Chairman of the Company’s Board of Directors (the “Board”), could significantly delay or prevent the achievement of our strategic objectives. The loss of the services of senior management for any reason could adversely affect our business, prospects, financial condition and results of operations.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 22.6% of our revenues from two customers in 2016 (revenue for one of those customers was earned under six separate contracts). If any of our major customers were to terminate or materially reduce their business relationships with us, our operating results would be materially harmed.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its common stock is quoted on the OTC Pink marketplace owned by OTC Markets Group. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

'ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company is headquartered at 39646 Fig Street, Crystal Springs, Florida, where it currently occupies 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by our President and Chairman of the Board, Clyde A. Biston.   On June 1, 2015 Mr. Biston reduced the rent on the Crystal Springs facilities to an annual rent of $90,000 ($7,500 on a monthly basis). Expenses incurred in 2016 under these lease agreements was approximately $128,400 in rent (approximately $10,700 per month), in addition to property taxes in the amount of $25,294 and property insurance in the amount of $10,109. Effective as of January 1, 2017, the Company will no longer pay monthly rent to Mr. Biston. The Company will instead be responsible for all property taxes, sales tax, and maintenance costs associated with 39646 Fig Street. The Company estimates these expenses will be $5,500 per month.

The Company also leases satellite offices in Davie and Ft. Walton Beach, Florida from third parties. The monthly rent for these facilities in 2016 was $5,122, $ 3,280 and $750 respectively. We believe our facilities are adequate for their intended purposes and have capacities adequate for our current and anticipated needs. Effective September 1, 2016, we closed the Chalmette office and moved all operations from that office to the Fort Walton Beach office.

ITEM 3. LEGAL PROCEEDINGS

On or about March 16, 2016, SiteTech, Inc., filed suit against CES. In this suit, SiteTech alleges negligence by CES for failing to remove asbestos-containing materials in a timely manner alleging damages in excess of $75,000. CES denies any liability and has countersued for amounts due it on the project. The Company cannot predict the outcome of this litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on OTC Pink marketplace owned by OTC Markets Group (the “OTC Pink”) under the symbol “CESX.” There was minimal reported trading in the Company’s common stock during the Company’s fiscal years ended December 31, 2016 and 2015, and there has been limited reported trading to date in 2017 in the Company’s common stock.

The following table shows the high and low bid prices for the Company’s common stock for the quarterly periods indicated. No bid information is available for the year ended December 31, 2016.

	Price
Quarter Ended:	High	Low
March 31, 2016	$0.40	$0.13
June 30, 2016	$0.20	$0.07
September 30, 2016	$0.13	$0.05
December 31, 2016	$0.09	$0.03

	Price
Quarter Ended:	High	Low
March 31, 2015	$1.07	$0.40
June 30, 2015	$1.06	$0.70
September 30, 2015	$1.14	$0.06
December 31, 2015	$0.78	$0.19

As of March 30, 2017, there were approximately 53 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

The following table lists all securities issued during in 2016 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
03/03/2016	Common Stock Purchase	10,000	Board Member	Nil	Advisory Services	Sec. 4(a)(2)
05/26//2016	Common Stock Purchase	300,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
04/27/2016	Common Stock Purchase	10,000	Board Member	Nil	Advisory Services	Sec. 4(a)(2)
08/16//2016	Common Stock Purchase	100,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)

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

Issuer Purchases of Equity Securities

No purchases of common stock of the Company were made by the Company during 2016.

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

We review job costs twice each month while contracts are in progress, and calculate and review final job cost at the completion of each job.  Problems are reviewed at these meetings.  Project managers regularly check on their jobs to monitor progress and man-hours. This process has now been enhanced with the addition of a cloud based project management system that has been implemented throughout all Company locations.

To maintain control of contract bids and implementation, senior management holds routine reviews with project managers, covering job bidding, job awards, upcoming bids and contracts, etc.  Regular accounts receivable and collections reviews are also held as part of the management process.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the year ended December 31, 2016, Corvias and FDOT accounted for 12.1% and 10.5% of our total revenue, respectively. For the year ended December 31, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the FDOT accounted for 13.9% and 15.2% of our total revenue, respectively.

In 2016, approximately $136,430 of revenues were derived from contracts in Louisiana, $16,030,347 from contracts in Florida and nil from contracts in Georgia (compared to $1,186,421, $15,795,199 and $1,746,528 respectively in 2015).

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Board. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates and such differences may be material.

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with maturity of three months or less to be cash equivalents.

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $200,000 for doubtful accounts at December 31, 2016 and $199,877 at December 31, 2015 was required.

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

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for 2016 and 2015 were $10 and $25, respectively. Historically, the Company has not relied on advertising and marketing to generate business.

Results of Operations (in thousands, except percentages)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales fell 14%, or $2,561, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Revenues in the Demolition segment fell by $2,626, or 28%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Revenues in the Remediation segment decreased by $110, or 1%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The Insulation segment experienced a $175 increase in revenue, or 37%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.

The decrease in Demolition segment revenues was primarily attributable to the near completion of the larger St Bernard Parish projects in Louisiana, and the completion of three major contracts in Florida. At December 31, 2016, Demolition segment contracts valued in excess of $3,983 were in progress. Remediation segment sales were almost unchanged in 2016, primarily because of the continuation of remediation contracts in Florida and with Ft. Benning and Ft. Stewart DTE and the commencement of other large scale projects valued in excess of $4,007 in the aggregate in Florida, Georgia and Louisiana. The increase in Insulation segment revenue was due primarily to higher maintenance spending by a large supermarket chain in the southeastern United States.

During the year ended December 31, 2016, approximately $136 of revenues were derived from contracts in Louisiana, $16,030 from contracts in Florida and nil from contracts in Georgia (compared to $1,186, $15,795 and $1,746 respectively in the year ended December 31, 2015).

Sales Data

The following table shows net sales by operating segment and net sales by service for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net Sales by Operating Segment:
Remediation	$8,911	(1)%	$9,021
Demolition	6,611	(28)%	9,237
Insulation	645	60%	470

Total net sales	$16,167	(14)%	$18,728

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

The following table presents Remediation segment net sales information for the year ended December 31, 2016 and 2015 (dollars in thousands):

	2016	Change	2015
Net sales	$8,911	$(110)	$9,021
Percentage of total net sales	55%	7%	48%

The small decrease in the Remediation segment net sales during the year ended December 31, 2016 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

During the fourth quarter of 2016, the Company won 15 Remediation contracts in Florida valued at $594 that will continue into 2017. The largest of these contracts is worth $185. At the end of 2016, the Company had total Remediation segment contracts valued at $4,007 in backlog.

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

The following table presents Demolition segment net sales information for the year ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$6,611	$(2,626)	$9,237
Percentage of total net sales	41%	(8)%	49%

The decrease in net sales for the Demolition segment during the year ended December 31, 2016 was caused primarily by the lower number of demolition contracts put out for bids in 2016 compared to 2015. The Company saw more renovation opportunities than demolition projects year over year. During the fourth quarter of 2016, the Company won 35 Demolition contracts in Florida valued at $1,766 that will continue into 2017. The largest of these contracts is worth $487. At the end of 2016, the Company had total Demolition segment contracts valued at 3,983 in backlog.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the year ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	Change	2015
Net sales	$645	$175	$470
Percentage of total net sales	4%	1	3%

The increase in the Insulation segment net sales between the year ended December 31, 2016 and 2015 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Management intends to address the 2016 decline in revenues with a plan of operations for 2017 that includes an expansion of regional presence through organic growth and acquisitions (should funding become available), growth of government business through state and federal IDIQ opportunities, the acquisition of complementary businesses targeted to enhance CES’s in-house capabilities, and a renewed focus on revenue growth targeting project work with increasing revenues and margins in our core business lines.

Gross Margin

Gross margin for the years ended December 31, 2016 and 2015 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2016	2015
Net sales	$16,167	$18,728
Cost of sales	11,895	15,168
Gross margin	4,272	3,560
Gross margin percentage	26%	19%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, all the result of the decrease in net sales. The increase in gross margin percentage in 2016 by 7 percentage points over 2015 was the result of both bidding with higher margins and lower materials and labor costs in our contracts. We believe our profit margin will increase as we continue to bid larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

Operating Expenses

Operating expenses for the years ended December 31, 2016 and 2015 are as follows (in thousands, except for percentages):

	2016	Change	2015
General and administrative	$4,609	$(544)	$5,153
Percentage of total net sales	29%	1%	28%

General and Administrative (“G&A”) Expense

The decrease in G&A expense during 2016 when compared to 2015 was caused by a number of factors, including: lower overall salary expenses (down by $212 or 9%, reflecting $389 of salary reductions for sales staff, officers, field labor and training, offset by an increase of $177 in office salaries); reduced professional fees (down by $144 or 87% due to lower costs for IR and the resignation of one board member; lower group health insurance costs, which fell 18% ($102) due to a reduction in the number of employees covered by insurance as well as receiving past due credits; lower office expenses and supplies (down by $84 or 41%, reflecting budget constraints imposed on office spending); lower rents associated with a reduction in rent charged by Mr. Biston on the Crystal Springs leases (decreased by $71 or 21%); reduced shop labor costs, down by 14% ($59) due to a reduction in shop head count from four to three; reduced licensing and permit costs (decreased by $50 or 54%, due to engineering fees paid in 2015 for DEP surveys that were reimbursed in 2016; and lower advertising expenses (decreased by $15 or 59%).

These decreases were offset by higher bad debt expense(up by $104 or 100%), other insurance costs (up by $69 or 184%), reflecting increases in premiums charged to the Company for its Director’s and Officer’s policy); increased outside payroll service costs (up by $29 or 63%, reflecting the need to hire contract labor services due to the large volume of work starting at the same time); higher telephone costs (up by $27 or 37%) due to increased use of hot spots and wi-fi cards for project managers and supervisors, and an increased number of cell phones issued; higher depreciation charges (increased by $6 or 57%, due to due to new capital purchases; and higher bank service charges, which rose by $5 or 4% due to fees for late payments on notes.

Other Income and Expense

Other income/ (expense) for the years ended December 31, 2016 and 2015 are as follows (in thousands, except percentages):

	2016	Change	2015
Other income/ (expense)	$17	$25	$(8)
Gain/(loss) on asset sales	386	386	-
Interest income/ (expense)	(453)	(270)	(183)
Total other income/ (expense), net	(50)	141	(191)

The year-over-year increase in other income during 2016 was due primarily to the gains recorded on sales of assets (a crushing machine, a shredding plant, six trailers, and two late model box trucks that are no longer being utilized), offset by higher interest costs resulting from the deferment in 2016 of principal payments on debt owed to a shareholder.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the years ended December 31, 2016 and 2015 was as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the year ended December 31, 2016 was nil because of the loss in 2016 and the losses carried forward from prior periods. The Company has net operating loss carryforwards of $2,025,295 available at December 31, 2016 and has recorded a deferred tax asset of $716,974 reflecting the benefit of the loss carryforwards. These deferred tax assets will expire in years 2034 through 2035.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$47	$230
Property, plant and equipment, net	$1,678	$1,998
Long-term debt	$5,569	$3,865
Working capital	$2,094	$284

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first nine months of 2016 and 2015 (dollars in thousands):

	Year Ended December 31
	2016	2015
Cash generated by/ (used in) operating activities	$(882)	$89
Cash generated by/ (used in) investing activities	$198	$(417)
Cash generated by/ (used in) financing activities	$500	$408

During the year ended December 31, 2016, the cash used in operating activities of $(882) was a result of $(387) of net loss, increased by non-cash adjustments to net income of $122, and reduced by a net change in operating assets and liabilities of $(616). The Company generated $198 of cash for investing activities in 2016, the net of sales of excess property and equipment reduced by purchases of new equipment. The $500 of cash generated by financing activities during 2016 came from capital contributions of $173 and new borrowing of $1,115, offset by $(788) of loan repayments. No distributions were paid in 2016.

During the year ended December 31, 2015, the cash generated by operating activities of $89 was a result of $(1,064) of net loss, offset by non-cash adjustments to net loss of $536 and a net change in operating assets and liabilities of $617. The Company used $(417) of cash for investing activities in 2015 to purchase property and equipment. There were no disposals of equipment in 2015. The $408 of cash generated by financing activities during 2015 came from capital contributions of $18 and new borrowing of $1,127, which included $535 from our President and the Chairman of the Board, Clyde A. Biston, offset by $(736) of loan repayments. No distributions were paid in 2015.

Long-Term Debt (dollars in thousands)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at December 31, 2016:

(i) Installment loan from Mr. Biston, bearing annual interest at 4.25%, and with a monthly payment of $5, which was deferred to January 2017. At December 31, 2016, $156 was outstanding under the loan. In 2016, the Company repaid $106 of principal under the loan.

(ii) Installment loan from Mr. Biston, with a quarterly payment of $2 which was deferred to January 2017, bearing annual interest at 4.75%. At December 31, 2016, $168 was outstanding under the loan. In 2016, the Company made no repayments of principal under the loan.

(iii) Installment loan from Mr. Biston, with a monthly payment of $10 which was deferred to January 2017, bearing annual interest at 4.75%. At December 31, 2016, $183 was outstanding under the loan. In 2016, the Company made no repayments of principal under the loan.

(iv) Installment loan from Mr. Biston, with a monthly payment of $10 which was deferred to January 2017, bearing annual interest at 4.75%. At December 31, 2016, $183 was outstanding under the loan. In 2016, the Company made no repayments of principal under the loan.

(v) Installment loan from shareholder and the chairman of our Board, Clyde A. Biston, with a monthly payment of $24, bearing annual interest at 6.15%. At December 31, 2016, $2,759 was outstanding under the loan. In 2016, the Company made repayments of principal totaling $163 under the loan.

(vi) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on May 5, 2018. At December 31, 2016, $1,750 was outstanding under the line. In 2016, the Company made no repayments of principal under the line, and borrowed no additional principal.

(vii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At December 31, 2016, $1,203 was outstanding under the loans. In 2016, the Company borrowed $108 of principal under the loans.

At December 31, 2016, a total of $6,401 was outstanding under all loans and the line of credit. $832 of that amount is due and payable in the 12 months following that date.

At December 31, 2016, principal totaling $3,448 was owing to Mr. Biston on five notes. For the year ended December 31, 2016, the Company paid Mr. Biston approximately $283 in principal and interest on the notes. Effective as of January 1, 2017, the Company will pay Mr. Biston approximately $32 per month over the next eight and a half (8.5) years until the loan on which the principal amount of $2,494 is owing has been repaid. In addition, effective as of January 1, 2017, on the remaining outstanding notes the Company will pay Mr. Biston approximately $2.5 per month in interest only.

Dividend Program

As a privately-owned company prior to November 1, 2013, CES was owned by Mr. Biston.  Mr. Biston elected to receive part of his compensation in 2013 the form of distributions paid to himself as the sole shareholder.  No distributions were paid in 2015 or 2016 by the Company or CES.

The Company does not expect to pay any dividends or make any distributions to shareholders in 2017.

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

Lease Commitments (dollars in thousands)

The Company is headquartered at 39646 Fig Street, Crystal Springs, Florida, where it currently occupies 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by Mr. Biston. On June 1, 2015 Mr. Biston reduced the rent on the Crystal Springs facilities to an annual rent of $90,000 ($7,500 on a monthly basis). Expenses incurred in 2016 under these lease agreements were approximately $128,400 in rent (approximately $10,700 per month), in addition to property taxes in the amount of $25,294 and property insurance in the amount of $10,109. Effective as of January 1, 2017, the Company will no longer pay monthly rent to Mr. Biston. The Company will instead be responsible for all property taxes, sales tax, and maintenance costs associated with 39646 Fig Street. The Company estimates these expenses will be $5,500 per month.

The Company also leases satellite offices in Davie and Ft. Walton Beach, Florida as well as Chalmette, Louisiana.. Monthly rent for these facilities is $5, $3, and $0.8 respectively. Effective September 1, 2016, the Company terminated its lease in Chalmette, Louisiana and all operations of that office were relocated to the existing Ft. Walton Beach, Florida office.

Leases are for terms ranging from month-to-month to one year to 48 months. As of December 31, 2016, the Company’s total future minimum lease payments under non-cancelable operating leases were $19.2 per month, or $229.9 in the aggregate for the full term of all such leases, all of which are leases for office, warehouse and mechanic space.

Other Obligations

In addition to the contractual obligations mentioned above, the Company had outstanding commitments to lease copiers totaling $ 12.42 in the aggregate for the full term of all such leases as of December 31, 2016.

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

DLL CPAs, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CES Synergies, Inc.

We have audited the accompanying balance sheet of CES Synergies, Inc. and its subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of CES Synergies, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of its operations, stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ DLL CPAs, LLC

Savannah GA

March 30, 2017

CONSOLIDATED BALANCE SHEET

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$46,812	$229,882
Advances to employees	13,449	13,770
Contracts receivable (net of allow. for bad debt)	4,710,569	4,599,131
Inventory	85,614	133,715
Deferred Tax Asset - Current	86,098	86,098
Prepaid expenses	27,659	-
Cost and estimated earnings in excess of billings on uncompleted contracts	687,791	690,553
Total current assets	$5,657,992	$5,753,149
Property and equipment, net	1,677,682	1,998,158
Goodwill	1,446,855	1,446,855
Deferred tax asset- non-current	632,882	632,882
Other assets	4,731	4,731
TOTAL ASSETS	$9,420,142	$9,835,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,354,189	$2,911,780
Accrued payroll	30,967	47,819
Accrued job costs	128,355	-
Billings in excess of costs and estimated earnings on uncompleted contracts	218,864	301,398
Notes payable	-	1,750,300
Current portion long-term debt
Related party	229,011	-
Non-related party	602,630	457,950
Total current liabilities	3,563,996	5,469,247
Long-term debt, net of current portion
Related party	3,218,790	3,419,098
Non-related party	2,350,471	446,066
Total long-term liabilities	5,569,261	3,865,164
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at December 31, 2016; issued: 47,300,500 shares, at December 31, 2016; 46,880,500 shares, at December 31, 2015	47,300	46,881
Additional paid in capital	1,471,158	1,299,018
Accumulated surplus	(1,231,573)	(844,535)
Total stockholders' equity	286,885	501,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,420,142	$9,835,775

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended December 31,
	2016	2015
Revenues	$16,166,777	$18,728,148
Cost of sales	11,894,961	15,167,887
Gross profit	4,271,816	3,560,261
General & administrative expenses	4,608,749	5,152,941
Net operating profit/(loss)	(336,933)	(1,592,680
Other income/(expenses), net	(50,105)	(190,086)
Net profit/(loss) before income taxes	$13,377	$(1,782,766)
Income taxes	-	718,980
Net profit/(loss) after income taxes	$(387,038)	(1,063,786)

Earnings per share
Basic and diluted	$(0.008)	$(0.023)

Shares used in computing earnings per share
Basic and diluted	47,113,130	46,843,514
Cash distributions declared per common share	$-	$-

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Additional paid in	Accumulated
	Shares	Amount	Shares	Amount		Capital	surplus	Total
Balance at December 31, 2011	160	160	80		(129,356)	1,130,424	2,560,467	3,561,695
Distributions	-	-	-		-	-	(1,136,877)	(1,136,877)
Net income for the year ended December 31, 2012	-	-	-		-	-	389,083	389,083
Balance at December 31, 2012	160	160	80		(129,356)	1,130,424	1,812,673	2,813,901
Distributions	-	-	-		-	-	(929,663)	(929,663)
Adjustments to common stock and additional paid-in capital	39,524,840	39,365	-		-	(39,365)	-	-
Issuance of common stock for employment and services	7,000,000	7,000	-		-		-	7,000
Net income/(loss) for the year ended December 31, 2013	-	-	-		-	-	(160,744)	(160,744)
Balance at December 31, 2013	46,525,000	$46,525	80		$(129,356)	$1,091,058	$722,262	$1,730,490
Adjustments to common stock and additional paid-in capital	-	-	(80)		129,356	(129,356)	-	-
Issuance of common stock for employment and services	93,000	93	-		-	94,457	-	94,550
Issuance of common stock (sold)	112,500	112	-		-	224,888	-	225,000
Net income/(loss) for the year ended December 31, 2014	-	-	-		-	-	(503,011)	(503,011)
Balance at December 31, 2014	46,730,500	$46,730	-		$-	$1,281,048	$219,251	$1,547,029
Issuance of common stock (sold)	30,000	30	-		-	17,970	-	18,000
Issuance of common stock for employment and services	120,000	120	-		-	-	-	121
Net income/(loss) for the year ended December 31, 2015	-	-	-		-	-	(1,063,786)	(1,063,786)
Balance at December 31, 2015	46,880,500	$46,880	-		-	$1,299,018	$(844,535)	$501,364
Issuance of common stock for services	420,000	420	-		-	172,140	-	172,560
Net income/(loss) for the year ended December 31, 2016	-	-	-		-	-	(387,038)	(387,038)
Balance at December 31, 2016	47,300,500	47,300	-	$		$1,471,158	$(1,231,573)	$(286,885)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash flows from operating activities
Net loss from continuing operations	$(387,038)	$(1,063,786)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	508,002	535,620
(Gain) Loss on Asset Disposal	(386,000)	-
(Increase) decrease in contracts receivable	(111,438)	1,766,143
(Increase) decrease in inventory	48,101	19,057
(Increase) decrease in other assets	(27,337)	(716,944)
(Increase) decrease in estimated earnings in excess of billings	2,762	(461,116)
Increase (decrease) in accounts payable and accrued expenses	(446,110)	306,949
Increase (decrease) in billings in excess of costs and estimated earnings	(82,534)	(297,247)
Net cash provided by (used in) operating activities	(881,592)	88,676
Cash flows from investing activities
Purchase property and equipment	(213,525)	(416,561)
Proceeds from disposal of equipment	412,000	-
Net cash provided by (used in) investing activities	198,475	(416,561)
Cash flows from financing activities
Payments on notes payable	(787,939)	(736,371)
Net proceeds from borrowings	1,115,427	1,126,562
Adjustments to common stock and additional paid-in capital	172,559	18,121
Net cash provided by (used in) financing activities	500,047	408,312
Net increase (decrease) in cash	(183,070)	80,427
Cash, beginning of period	229,882	149,455
Cash, end of period	$46,812	$229,882

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the year ended December 31, 2016, Corvias and FDOT accounted for 12.1% and 10.5% of our total revenue, respectively. For the year ended December 31, 2015, the Renu Asset Recovery, the general contractor for the DTE Energy power plant project in Michigan, and the FDOT accounted for 13.9% and 15.2% of our total revenue, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash and cash equivalents to be all highly liquid deposits with maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

Concentrations of Credit Risk

The Company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. No single account had a balance greater than $250,000 at December 31, 2016. Accordingly, at that date, the Company’s uninsured cash balances for those accounts was nil.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2016 and 2015.

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of December 31, 2016 and December 31, 2015.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2016 and 2015, there were no potential dilutive securities.

Common Stock

The Company currently has only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at December 31, 2016 was 250,000,000 and at December 31, 2015 was 250,000,000 shares, in each case with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,300,500 common shares at December 31, 2016 compared to 46,880,500 common shares at December 31, 2015.

Comprehensive Income

Comprehensive income/(loss) represents net income/(loss) plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income/(loss) was equal to net income/(loss) for the periods ended December 31, 2016 and 2015.

NOTE 3 - Recent Accounting Pronouncements

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

NOTE 4 - Contracts Receivable

Contracts Receivable consist of at:

	December 31, 2016	December 31, 2015
Billed
Completed Contracts	$3,417,716	$2,766,670
Contracts in Progress	582,614	1,368,742
Retained	910,239	663,596
Allowance for Bad Debts	(200,000)	(199,877)
Total	$4,710,569	$4,599,131

NOTE 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	December 31, 2016	December 31, 2015

Machinery and Equipment	$3,866,298	$4,137,045
Office Furniture and Equipment	172,635	172,636
Transportation and Earth Moving Equipment	8,074,721	8,844,666
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	12,143,843	13,184,536
Less: Accumulated Depreciation	(10,466,161)	(11,186,378)
Property, Plant and Equipment Net	$1,677,682	$1,998,158

Depreciation expense for the twelve months ended December 31, 2016 and 2015 was $508,002 and $535,620, respectively.

NOTE 6 - Costs and Estimated Earnings on Contracts

For the year ended December 31, 2016:

	Revenues Earned	Cost of Revenues	Gross Profit

Revenue on completed contracts	$12,077,096	$8,689,920	$3,387,176
Revenue on uncompleted contracts	4,089,681	3,205,041	884,640
Total for 12 months ended 12/31/16	$16,166,777	$11,894,961	$4,271,816

As of Dec 31, 2016:
Costs incurred on uncompleted contracts	$3,205,041
Estimated earnings on uncompleted contracts	884,640
Revenues earned on uncompleted contracts	4,089,681
Billings to date	3,620,754
Total Net Amount	$468,927

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$687,791
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(218,864)

Total Net Amount	$468,927

For the year ended December 31, 2015:

	Revenues Earned	Cost of Revenues	Gross Profit

Revenue on completed contracts	$14,800,227	$12,573,012	$2,227,215
Revenue on uncompleted contracts	3,927,920	2,594,875	1,333,045
Total for 12 months ended 12/31/15	$18,728,147	$15,167,887	$3,560,260

As of Dec 31, 2015:
Costs incurred on uncompleted contracts	2,739,744
Estimated earnings on uncompleted contracts	1,374,893
Revenues earned on uncompleted contracts	4,114,637
Billings to date	3,725,485
Total Net Amount	$389,152

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$690,550
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(301,398)

Total Net Amount	$389,152

NOTE 7 - Long-Term Debt

Long-term debt consists of the following at December 31, 2016 and 2015:

	12/31/2016	12/31/2015

Installment loan from shareholder, Clyde Biston, payable in monthly payments of $4,632 deferred until January 2017, interest rate of 4.25%.	$155,746	$254,203

Installment loan from shareholder, Clyde Biston, quarterly payments of $1,908 deferred until Jan. 2017; interest rate of 4.75%	167,630	158,092

Installment loan from shareholder, Clyde Biston, quarterly payments of $9,922 deferred until Jan. 2017; interest rate of 4.75%	182,749	175,000

Installment loan from shareholder, Clyde Biston, quarterly payments of $9,881 deferred until Jan. 2017; interest rate of 4.75%	182,752	175,000

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25%, secured by land, improvements, and accounts receivable. Line of credit matures May 5, 2018	1,750,300	1,750,300

Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $23,994, interest rate of 6.15%. Deferred until January 2017	2,758,924	2,656,803

Installment loan, Aramsco Inc, Paulsboro, New Jersey, monthly payments of $14,144 for 12 months starting October 2016, and then 8 monthly payments of $31,335, annual interest 3.74%	363,447	-

Installment loan, Gerard Chimney Co, St. Louis, Missouri monthly payments of $5,000, annual interest of 3.75%	190,465	-

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5%, secured by various equipment, vehicles, and property	648,889	904,016

Total	6,400,902	6,073,414
Less: Current portion	(831,641)	(2,208,250)
Long-term debt, less current portion	$5,569,261	$3,865,164

On December 30, 2015, CES and Mr. Biston agreed that Mr. Biston would defer principal and interest payments due under notes held by Mr. Biston, as described above. On March 1, 2016, Mr. Biston and CES, signed a Loan Deferral Agreement to confirm this understanding. Under this agreement, Mr. Biston agreed to defer, through December 31, 2016, principal and interest payments due under the notes.

For the year ended December 31, 2016, the Company paid Mr. Biston approximately $283,000 in principal and interest owed on loans made by Mr. Biston to the Company (approximately $23,595 per month). As of December 31, 2016, the Company still owed Mr. Biston approximately $3,447,801 pursuant to these loans. Effective as of January 1, 2017, the Company will pay Mr. Biston approximately $32,000 per month over the next eight and a half (8.5) years until the loan in the original principal amount of $2,800,000 has been repaid. In addition, on the remaining outstanding loans, the Company will pay Mr. Biston approximately $2,540 per month in interest only on those obligations effective as of January 1, 2017.

NOTE 8 - Commitments and Contingencies

Principal payments on long-term debt are due as follows:

Year ending December 31,
2017	$831,641
2018	2,361,388
2019	417,193
2020	1,007,771
2021+	1,782,909
$6,400,902

Contingencies

On or about March 16, 2016, SiteTech, Inc., filed suit against CES. In this suit, SiteTech alleges negligence by CES for failing to remove asbestos-containing materials in a timely manner alleging damages in excess of $75,000. CES denies any liability and has countersued for amounts due it on the project. The Company cannot predict the outcome of this litigation.

NOTE 9 - Loss per Share

	12/31/2016	12/31/2015

Net Loss	$(387,038)	$(1,063,786)
Weighted-average common shares outstanding
Basic:	47,113,130	46,942,227

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	47,113,130	46,942,227
Loss per common shares outstanding
Basic and Diluted	$(0.008)	$(0.023)

NOTE 10 - Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses incurred as of December 31, 2016 and 2015 under such agreements were $ 269,840, and $340,965, respectively.

Effective as of January 1, 2017, the Company will no longer pay monthly rent on its headquarter premises at 39646 Fig Street, Crystal Springs, Florida, where it currently occupies 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by the Company’s President, Clyde A. Biston. The Company will instead be responsible for all property taxes, sales tax, and maintenance costs associated with 39646 Fig Street. The Company estimates these expenses will be $5,500 per month.

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

Leased Facilities

The Company operates primarily out of facilities owned by the majority shareholder of the Company. Beginning in June 1995, the Company was allowed to use the facilities rent-free. As of November 1, 2013, the Company entered into a lease agreement with the shareholder for rental of the facilities. Rental expenses incurred for the twelve months ended December 31, 2016 and 2015 under the lease agreement were $128,400 and $163,025, respectively. As of June 1, 2015 the shareholder reduced the rent payable on the Crystal Springs facility by 50%. Rental expenses incurred for the 12 months ended December 31, 2016 under the lease agreement for the shareholder-owned facilities were $72,225.

Notes Payable

The Company has entered into a number of installment loan agreements with Mr. Biston, the majority shareholder of the Company. At December 31, 2016, the Company owed Mr. Biston $3,447,801 in total under the loans ($3,419,098 at December 31, 2015). On December 30, 2015, CES and Mr. Biston agreed that Mr. Biston would defer principal and interest payments due under notes held by Mr. Biston. On March 1, 2016, Mr. Biston and CES, signed a Loan Deferral Agreement to confirm this understanding. Under this agreement, Mr. Biston agreed to defer, through December 31, 2016, principal and interest payments due under the notes.

For the year ended December 31, 2016, the Company paid Mr. Biston approximately $283,000 in principal and interest owed on loans made by Mr. Biston to the Company (approximately $23,595 per month). Effective as of January 1, 2017, the Company will pay Mr. Biston approximately $32,000 per month over the next eight and a half (8.5) years until the loan in the original principal amount of $2,800,000 has been repaid. In addition, on the remaining outstanding loans, the Company will pay Mr. Biston approximately $2,540 per month in interest only on those obligations effective as of January 1, 2017.

NOTE 12 - 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the twelve months ended December 31, 2016 and 2015 are $0 and $0, respectively.

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

For financial reporting purposes, income before income taxes includes the following components:

	2016	2015
United States	$(387,038)	$(1,063,786)
Foreign	-	-
Total	$(387,038)	$(1,063,786)

The expense(benefit) for income taxes consists of:

Current:	2016	2015
Federal	$-	$(607,589)
State	-	(111,391)
Foreign	-	-
Total	$-	$(718,980)
Deferred and other:
Federal	$-	$-
State	-	-
Foreign	-	-

Total tax expense	$-	$(718,980)

The Company has net operating loss carryforwards of $2,025,295 available at December 31, 2016 and has recorded a deferred tax asset of $718,980 reflecting the benefit of the loss carryforwards. Such deferred tax assets will expire in years 2034 through 2035.

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

NOTE 15 - Subsequent Events

The Company has performed an evaluation of subsequent events through March 30, 2017, the date the accompanying financial statements were issued, and did not identify any material subsequent transactions that require disclosure.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance as recorded below:

	Years ended December 31,
	2016	2015
Remediation Segment

Revenue	$8,911,167	$9,020,978
Cost of Revenues	6,700,805	8,142,979
Gross Profit	2,210,362	877,999

General & Administrative Expense	2,949,645	2,469,926
Other (Income)/Expense	(6,606)	7,434

Net Income (Loss) from Segment	$(745,889)	$(1,599,261)

	Years ended December 31,
	2016	2015
Demolition Segment

Revenue	$6,610,624	$9,236,717
Cost of Revenues	4,786,685	6,921,317
Gross Profit	1,823,939	2,315,400

General & Administrative Expense	1,713,474	1,706,876
Other (Income)/Expense	(277,233)	32,470

Net Income (Loss) from Segment	$387,698	$576,054

	Years ended December 31,
	2016	2015
Insulation Segment

Revenue	$644,986	$470,453
Cost of Revenues	492,171	369,003
Gross Profit	152,815	101,450

General & Administrative Expense	181,674	141,799
Other (Income)/Expense	(12)	130

Net Income from Segment	$(28,847)	$(40,479)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 21, 2016, Scrudato & Co., PA (“Scrudato”), who has been the Company’s auditor in 2015, informed the Company that Scrudato was resigning, effective immediately, as the Company’s independent registered public accounting firm. Scrudato resigned because Scrudato’s registration with the Public Company Accounting Oversight Board (the “PCAOB”) was revoked on December 20, 2016. Scrudato resigned on December 21, 2016 following the Company’s receipt of a letter from the Securities and Exchange Commission’s (the “SEC”) staff regarding the PCAOB registration revocation.

During the fiscal years ended December 31, 2015 and 2014 and in the subsequent interim period through December 21, 2016, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Scrudato on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Scrudato’s reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On December 28, 2016, the Board of Directors of the Company engaged DLL CPAs, LLC (“DLL”) as the Company’s new independent registered public accounting firm.

During the fiscal years ended December 31, 2015 and 2014 and in the subsequent interim period through December 28, 2016, neither the Company nor anyone acting on its behalf consulted DLL regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company by DLL that DLL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors. Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Name	Position
Clyde A. Biston	President, Chairman of the Board of Directors
John Tostanoski	Chief Executive Officer, Director
Sharon Rosenbauer	Chief Financial Officer, Treasurer, Vice President
James Smith	Vice President
Jeff Chartier	Director
Earl Young	Director

Clyde A. Biston, age 67, is the founder and has been Chief Executive Officer of CES since 1988 and was the Chairman of the Board of Directors and the Chief Executive Officer of the Company from September 10, 2014 to April 7, 2015. On April 7, 2015, Mr. Biston became President of the Company, when John Tostanoski was appointed Chief Executive Officer. Mr. Biston has served as Chairman of the Board of Directors since the Company’s inception and President since May 20, 2015. Mr. Biston has over 40 years’ experience in the general construction and asbestos abatement industry. Prior to entering the abatement profession, he operated a building contractor business. In the nine years prior to the formation of CES, Mr. Biston personally supervised the removal of more than 2 million square feet of asbestos containing materials on projects in Florida and Georgia, as well as many large-scale demolition and remediation projects. Mr. Biston’s experience as founder of CES qualifies him to serve on the Company’s Board of Directors.

John Tostanoski, age 63, has been with CES since 2003 (as its General Manager of South Florida Operations) and has been a director of the Company since November 1, 2014. Mr. Tostanoski served as President of the Company from November 1, 2014 until April 7, 2015, when he was appointed Chief Executive Officer. Mr. Tostanoski has over forty years of contracting and consulting experience in the environmental industry, including project management, analytical testing, contamination assessment and remediation, asbestos and lead assessment and remediation, indoor air quality, expert testimony and regulatory intervention. His responsibilities have included all aspects of administrative, financial, marketing, personnel, and quality oversight. Mr. Tostanoski has also served as a principal environmental consultant to several Fortune 500 companies, developing baseline and compliance monitoring programs, establishing hazardous waste management plans, indoor air quality surveys and monitoring, large scale asbestos surveys and abatements, industrial waste permitting and pretreatment design. Mr. Tostanoski received his BS in Environmental Sciences from Florida International University. Mr. Tostanoski’s contracting and consulting experience qualify him to serve on the Company’s Board of Directors.

Sharon Rosenbauer, age 66, has been with CES since 1992 and has been the Chief Financial Officer, Treasurer, and Vice President of the Company since November 1, 2014. She started at CES as its sole bookkeeper, and has been CES’s Vice President since 2009 and Treasurer since 1998. Prior to joining CES, Ms. Rosenbauer worked as an auditor for both the Hilton and Holiday Inn Corporations. Ms. Rosenbauer was also employed with Gladieu Corporation as the Price Administrator and Contract Negotiator with her primary focus in cost-accounting.

James Smith, age 58, has been with CES since 1995 (as its Head Project Manager), has been the Vice President of the Company since November 1, 2014, and has over 20 years of experience in the supervision of asbestos abatement projects throughout the United States and over 15 years of experience in commercial general construction. Mr. Smith has experience as an operations manager, supervisor, and estimator of construction, abatement, remediation, and selective demolition projects throughout the United States and abroad.

Jeff Chartier, age 52, has over 30 years of experience in the financial industry and has been a director of the Company since November 1, 2014. His Wall Street career began in 1981 as a floor runner at Prudential-Bache Securities on the commodities exchange. By 1996, he was Vice President at Morgan Stanley and won the Morgan Stanley Dean Witter National Sales Directors Award along with numerous other awards for sales and customer service excellence.  In 2002, Mr. Chartier started his own firm, Chartier Financial, offering full service retail brokerage products to his clients.  Mr. Chartier then resigned from the industry as a broker in 2009 to become President of Green EnviroTech Holdings Corp.  Since resigning from Green EnviroTech Holdings Corp. in February 2011, Mr. Chartier has formed a consulting firm to assist and consult with private companies looking to enter the public marketplace. . Mr. Chartier has been a member of the Board of Directors of National Waste Management Holdings, Inc., a company whose shares of common stock are traded on the OTC Pink, since June 2014 and has been President of National Waste Management since June 2015. Mr. Chartier’s financial and business executive knowledge and experience qualify him to serve on the Company’s Board of Directors.

Earl Young, age, 68, worked in commercial banking and finance for 42 years and has been a director of the Company since April 8, 2015. Mr. Young’s primary focus was small business and over the final 15 years of his career, executive management. Most recently, from 2007 to 2014, Mr. Young was involved in the start-up of Florida Traditions Bank, a community bank in Dade City, Florida. He served as Executive Vice President/Senior Lender and member of the bank’s Board of Directors. During his tenure, the bank grew to nine offices across Central Florida and $350,000,000 in assets. The bank was sold in July 2014. Mr. Young is currently a member of the Presidential Search Committee for Pasco Hernando Community College, serves as an Investment Oversight Committee member for the Pasco County School Board, and is a Governor-appointed Advisory Board member for the Florida Small Business Development Center.

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

Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, if any, furnished to us, we believe that as of December 31, 2016, our directors, officers, and 10% beneficial owners complied on a timely basis with all Section 16(a) filing requirements with the exception of our directors, officers, and 10% beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis
Luisa Ingargiola	2	2 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to the Company’s President and Chairman. No other officer of the Company received compensation in excess of $100,000 for the Company’s last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Clyde A. Biston	2016	$250,000	(1)	-	-	-	-	-	$-	$250,000
President, Chairman,	2015	$318,409	(1)	-	-	-	-	-	$-	$318,409
Director

(1)	From January 1, 2015 to August 15, 2015, Mr. Biston’s annual salary was set at $350,000. From August 15, 2015 to December 31, 2016, his annual salary was reduced to $250,000. Effective as of January 1, 2017, Mr. Biston’s salary was reduced to $130,000 per year. Mr. Biston’s salary will be paid in accordance with the Company’s regular payroll procedures. No other executive received more than $100,000 in annual compensation in 2015 or 2016.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our named executive officers as of December 31, 2016.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2016 to Non-Employee Directors who served on the Board during the year. The compensation paid to Mr. Biston is shown under “Executive Compensation” and the related explanatory tables. Mr. Biston and Mr. Tostanoski did not receive any compensation for their service as members of the Board.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)
Luisa Ingargiola,	2016	$—	(1)	$20,000	—	—	—	—	$20,000
Director

Neither Mr. Young nor Mr. Chartier received compensation as Directors in the years ended December 31, 2016 and 2015 respectively.

(1)	For services as a director in 2016, Ms. Ingargiola received $0 in cash compensation and 20,000 shares of common stock valued at $0.001 per share. 10,000 shares of common stock were issued to Ms. Ingargiola on each of March 3, 2016 and April 27, 2016. The stock was recorded at $20,000. Ms. Ingargiola resigned from the Board of Directors effective August 11, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2017 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.

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

Name:	Number of Shares beneficially owned	Percentage of class beneficially owned*
Clyde A. Biston	31,350,000	66.3%
John Tostanoski	1,925,000	4.1%
Sharon Rosenbauer	1,925,000	4.1%
James Smith	1,925,000	4.1%
Jeff Chartier	-	-%
Earl Young	100,000	0.2%
All Executive Officers and Directors as a Group (seven total)	37,225,000	78.7%

*	The percentage of class beneficially owned is based on 47,300,500 shares of common stock issued and outstanding as of March 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to October 31, 2015, we operated out of two separate facilities owned by Mr. Biston. The Crystal Springs facility at 39646 Fig Street consists of office space, a mechanic shop and a warehouse space. The other facility was located in Zephyrhills, Florida. Between June and October 2013, the Company was allowed to use these two facilities rent-free. As of November 1, 2013, the Company entered into lease agreements with Mr. Biston for rental of the facilities for an aggregate annual rent of $235,320 ($180,000 per year with respect to the Crystal Springs facilities prior to June 1, 2015 and $90,000 thereafter, and $55,320 per year with respect to the Zephyrhills facilities), all of which is paid to Mr. Biston directly. The lease agreement for the Zephyrhills facility was terminated at the end of April 2015. For the year ended December 31, 2016, the Company paid Mr. Biston approximately $128,400 in rent (approximately $10,700 per month), in addition to property taxes in the amount of $25,294 and property insurance in the amount of $10,109. Effective as of January 1, 2017, the Company will no longer pay monthly rent to Mr. Biston. The Company will instead be responsible for all property taxes, sales tax, and maintenance costs associated with 39646 Fig Street. The Company estimates these expenses will be $5,500 per month.

Mr. Biston currently holds a total of five notes for a total original principal amount of $3,560,000.00: a note dated April 2014 in the original principal amount of $2,800,000.00; a note dated September 30, 2014 in the original principal amount of $250,000.00; a note dated July 10, 2015 in the original principal amount of $160,000.00; a note dated August 28, 2015 in the original principal amount of $175,000.00; and a note dated November 2, 2015 in the original principal amount of $175,000.00 (collectively, the “Notes”).

At December 31, 2016, principal totaling $3,150,963 was owing on the Notes, as follows: note dated April 2014, $2,494,269 (original principal amount of $2,800,000.00); note dated September 30, 2014, $148,602 (original principal amount of $250,000.00); note dated July 10, 2015, $158,092 (original principal amount of $160,000.00); note dated August 28, 2015, $175,000 (original principal amount of $175,000.00); and a note dated November 2, 2015, $175,000 (original principal amount of $175,000.00).

For the year ended December 31, 2016, the Company paid Mr. Biston approximately $283,000 in principal and interest owed on loans made by Mr. Biston to the Company (approximately $23,595 per month). Effective as of January 1, 2017, the Company will pay Mr. Biston approximately $32,000 per month over the next eight and a half (8.5) years until the loan in the original principal amount of $2,800,000 has been repaid. In addition, effective as of January 1, 2017, on the remaining outstanding loans the Company will pay Mr. Biston approximately $2,540 per month in interest only.

Director Independence

One of our Directors, Mr. Young, is “independent” as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by Scrudato for the years ended December 31, 2016 and 2015:

Fiscal Year Ended
Description of services	December 31, 2016	December 31, 2015

Audit fees	$18,000	$22,738
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Tax Fees.  Scrudato & Co., PA did not perform any tax compliance services in 2016 or 2015.

All other fees.  Scrudato & Co., PA did not receive any other fees for 2016 or 2015.

The following is a summary of fees for professional services rendered by DLL CPAs, LLC for the years ended December 31, 2016 and 2015:

Fiscal Year Ended
Description of services	December 31, 2016	December 31, 2015

Audit fees	$-	$-
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees.  Audit fees represent fees for professional services performed by DLL CPAs, LLC for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by DLL CPAs, LLC that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  DLL CPAs, LLC did not perform any tax compliance services in 2016 or 2015.

All other fees.  DLL CPAs, LLC did not receive any other fees for 2016 or 2015.

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 1, 2013, among the Company, CES Acquisitions, Inc. and Cross Environmental Services, Inc. (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.1	Articles of Incorporation (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.2	Articles of Merger (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
3.3	By-laws (filed as exhibit to S-1 filed on August 31, 2012 and incorporated herein by reference)
3.4	Amendment to By-laws (filed as exhibit to 8-K filed on September 16, 2013 and incorporated herein by reference)
3.5	Certificate of Amendment to Articles of Incorporation (filed as exhibit to 8-K filed on March 13, 2014 and incorporated herein by reference)
3.6	Certificate of Correction (filed as exhibit to 8-K filed on March 13, 2014 and incorporated herein by reference)
10.1	Promissory Note, dated December 27, 2012, by CES in favor of Florida Traditions Bank (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.2*	Executive Employment Agreement, dated March 7, 2014, between the Company and Sharon Rosenbauer (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.3*	Executive Employment Agreement, dated March 7, 2014, between the Company and James Smith (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.4*	Executive Employment Agreement, dated March 7, 2014, between the Company and John Tostanoski (filed as exhibit to 8-K filed on November 4, 2013 and incorporated herein by reference)
10.5	Adjustable Rate Note, dated April 25, 2014, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on April 29, 2014 and incorporated herein by reference)
10.6	Promissory Note, dated April 30, 2014, by CES in favor of Florida Traditions Bank, in the aggregate principal amount of $1,750,000 (filed as exhibit to 10-K filed on March 30, 2016 and incorporated herein by reference).
10.7	Promissory Note, dated July 10, 2015, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on July 14, 2015 and incorporated herein by reference)
10.8	Promissory Note, dated August 28,2015, by CES in favor of Clyde A. Biston (filed as exhibit to 8-K filed on August 31, 2015 and incorporated herein by reference)
10.9	Promissory Note, dated November 2, 2015, by CES in favor of Clyde A. Biston (filed as exhibit to 10-Q filed on November 13, 2015 and incorporated herein by reference)
10.10	Loan Deferral Agreement, dated March 1, 2016, by and between CES and Clyde A. Biston (filed as exhibit to 8-K filed on March 4, 2016)
21	Subsidiaries of the Company: Cross Environmental Services, Inc., Cross Demolition, Inc., Cross Insulation, Inc., Cross Remediation, Inc., Cross FRP, Inc., Triple J Trucking, Inc., and Tenpoint Trucking, Inc. (Florida corporations).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Indicates management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CES SYNERGIES, INC.

Dated: March 30, 2017	By:	/s/ John Tostanoski
	Name:	John Tostanoski
	Title:	Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clyde A. Biston	President, Chairman	March 30, 2017
Clyde A. Biston

/s/ Sharon Rosenbauer	Chief Financial Officer	March 30, 2017
Sharon Rosenbauer	(principal financial and accounting officer)

/s/ John Tostanoski	Chief Executive Officer, Director	March 30, 2017
John Tostanoski	(principal executive officer)

/s/ Jeff Chartier	Director	March 30, 2017
Jeff Chartier

/s/ Earl Young	Director	March 30, 2017
Earl Young

