Form 10-Q
period 2017-03-31
CES Synergies, Inc.
filed 2017-05-15
CIK 1556508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $0.001 par value	47,300,500

CES SYNERGIES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$5,652	$46,812
Advances to employees	13,540	13,449
Contracts receivable (net of allow. for bad debt)	3,808,450	4,710,569
Inventory	84,517	85,614
Deferred Tax Asset - Current	-	86,098
Prepaid expenses	122,462	27,659
Cost and estimated earnings in excess of billings on uncompleted contracts	980,887	687,791
Total current assets	$5,015,508	$5,657,992
Property and equipment, net	1,571,834	1,677,682
Goodwill	1,446,855	1,446,855
Deferred tax asset- non-current	718,980	632,882
Other assets	4,731	4,731
TOTAL ASSETS	$8,757,908	$9,420,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,348,713	$2,354,189
Accrued payroll	30,699	30,967
Accrued job costs	22,192	128,355
Billings in excess of costs and estimated earnings on uncompleted contracts	429,886	218,864
Notes payable	-	-
Current portion long-term debt
Related party	212,268	229,011
Non-related party	601,043	602,630
Total current liabilities	3,644,801	3,563,996
Long-term debt, net of current portion
Related party	3,063,002	3,218,790
Non-related party	2,166,984	2,350,471
Total long-term liabilities	5,229,986	5,569,261
Stockholders' equity
Common stock, authorized: $0.001 par value, 250,000,000 shares, at March 31, 2017; issued: 47,300,500 shares, at March 31, 2017; 47,300,500 shares, at December 31, 2016	47,300	47,300
Additional paid in capital	1,471,158	1,471,158
Accumulated surplus	(1,635,337)	(1,231,573)
Total stockholders' equity	(116,879)	286,885
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,757,908	$9,420,142

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Revenues	$3,172,088	$4,000,808
Cost of sales	2,349,466	2,686,036
Gross profit	822,622	1,314,772
General & administrative expenses	1,139,729	1,064,549
Net operating profit/(loss)	(317,107)	250,223
Other expenses, net	(86,657)	(18,586)
Profit/(loss) before income taxes	(403,764)	231,637
Income taxes	-	-
Net profit/(loss)	$(403,764)	$231,637
Profit/(loss) per share
Basic and diluted	$(0.01)	$0.01

Shares used in computing profit/(loss) per share	47,300,500	46,883,687
Cash distributions declared per common share	-	-

See accompanying Notes to Consolidated Financial Statements

CES SYNERGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Operating Activities
Net profit/(loss)	$(403,764)	$231,635
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation expense	105,848	127,916
(Gain)/loss on disposal of assets	-	(15,455)
Decrease (Increase) in:
Contracts receivable	902,119	601,755
Other assets	(94,929)	(54,129)
Inventories	1,097	(12,232)
Cost and estimated earnings in excess of billings on uncompleted contracts	(293,096)	(711,881)
Increase (Decrease) in:
Accounts payable	(5,476)	9,517
Accrued liabilities	(106,376)	(7,363)
Billings in excess of costs and estimated earnings	211,022	(119,974)
Total Adjustments	720,209	(181,846)
Net cash provided (used) by operating activities	$316,445	$49,789

Investing Activities:
Purchase of property and equipment	-	(5,880)
Proceeds from disposal of equipment	-	35,000
Net cash provided (used) by investing activities	-	29,120

Financing Activities:
New borrowings	-	-
Debt reduction
Non-related party	(185,074)	(112,601)
Related-party	(172,531)	(5,064)
Proceeds from issuance of common stock	-	10
Net cash provided (used) by financing activities	(357,605)	(117,655)

Net increase (decrease) in cash	(41,160)	(38,746)

Cash at beginning of period	46,812	229,882

Cash at end of period	$5,652	$191,136

Supplemental Disclosures
Interest paid	$88,289	$35,964
Income taxes paid	$-	$-

See accompanying Notes to the Consolidated Financial Statements

CES SYNERGIES, INC.

MARCH 31, 2017

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

Concentrations of Credit Risk

The company maintains cash balances at Centennial Bank located in Central Florida. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2017 and 2016, the Company’s uninsured cash balances for those accounts were $0.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2017, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets - Goodwill

Cost of investment in purchased company assets (Simpson & Associates, Inc.) in excess of the underlying fair value of net assets at date of acquisition (March 2001) is recorded as goodwill on the balance sheet. The amount of $1,396,855 was acquired in 2001 and an additional $50,000 was reclassified as goodwill in 2002. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of the reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended March 31, 2017 and 2016.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three operating segments as of March 31, 2017 and March 31, 2016.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net income/(loss) per common share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the periods ended March 31, 2017 and 2016 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of CES Synergies, Inc. at March 31, 2017 and 2016 was 250,000,000 shares with a nominal par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,300,500 at March 31, 2017 compared to 46,890,500 common shares at March 31, 2016.

Comprehensive Income/(Loss)

Comprehensive income/(loss) represents net income/(loss) plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income/(loss) was equal to net income/(loss) for the periods ended March 31, 2017 and 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard on its financial position, but does not expect the standard to have a material impact on results of operations.

Note 4 – Contracts Receivable

Contracts Receivable consist of at:

	March 31, 2017	December 31, 2016
Billed
Completed Contracts	$2,349,836	3,417,716
Contracts in Progress	848,772	582,614
Retained	809,842	910,239
Allowance for Bad Debts	(200,000)	(200,000)
TOTAL	$3,808,450	$4,710,569

Note 5 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consists of the following:

	March 31, 2017	December 31, 2016
Machinery and Equipment	$3,866,298	$3,866,298
Office furniture and Equipment	172,636	172,635
Transportation and Earth Moving Equipment	8,074,720	8,074,721
Leasehold Improvements	30,189	30,189
Property, Plant and Equipment Gross	12,143,843	12,143,843
Less: Accumulated Depreciation	(10,572,009)	(10,466,161)
Property, Plant and Equipment Net	$1,571,834	$1,677,682

Depreciation expense for the twelve months ended March 31, 2017 and 2016 was $105,848 and $127,916 respectively.

Note 6 – Costs and Estimated Earnings on Contracts

For the three months ended March 31, 2017:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$1,475,084	$1,083,890	$391,194
Revenue on uncompleted contracts	1,697,004	1,265,576	431,428
Total for 3 months ended 3/31/17	$3,172,088	$2,349,466	$822,622

As of March 31, 2017
Costs incurred on uncompleted contracts	$3,589,945
Estimated earnings on uncompleted contracts	1,040,048
Revenues earned on uncompleted contracts	4,629,993
Billings to date	4,078,991
Total Net Amount	$551,002

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$980,887
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(429,885)

Total Net Amount	$551,002

For the three months ended March 31, 2016:

	Revenues Earned	Cost of Revenues	Gross Profit (Loss)

Revenue on completed contracts	$2,227,953	$1,548,072	$679,880
Revenue on uncompleted contracts	1,772,856	1,137,964	634,892
Total for 3 months ended 3/31/16	$4,000,808	$2,686,036	$1,314,772

As of March 31, 2016
Costs incurred on uncompleted contracts	$2,737,277
Estimated earnings on uncompleted contracts	1,418,255
Revenues earned on uncompleted contracts	4,155,532
Billings to date	2,934,518
Total Net Amount	$1,221,014

Amount shown as cost and estimated earnings in excess of billings on uncompleted contracts	$1,402,439
Amount shown as billings in excess of costs and estimated earnings on uncompleted contracts	(181,425)

Total Net Amount	$1,221,014

Note 7 – Long-Term Debt

Long-term debt consists of the following at March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016

Installment loan from shareholder, Clyde Biston, payable in monthly interest-only payments of $529; interest rate of 4.25% p.a.	$52,530	$155,746

Installment loan from shareholder, Clyde Biston, payable in monthly interest-only payments of $626; interest rate of 4.75% p.a.	167,630	167,630

Installment loan from shareholder, Clyde Biston, payable in monthly interest-only payments of $693; interest rate of 4.75% p.a.	182,749	182,749

Installment loan from shareholder, Clyde Biston, payable in monthly interest-only payments of $693; interest rate of 4.75% p.a.	182,752	182,752

Line of credit, Centennial Bank, Dade City, FL variable interest of 1.25% over prime, current rate 3.25% p.a., secured by land, improvements, and accounts receivable. Line of credit matures May 5, 2018.	1,744,076	1,750,300

Installment loan from shareholder, Clyde Biston. Payable in monthly payments of $31,355, interest rate of 6.15%. Deferred until January 2017.	2,689,609	2,758,924

Installment loan, Aramsco Inc, Paulsboro, New Jersey, monthly payments of $14,144 for 12 months starting October 2016, and then 8 monthly payments of $31,335, annual interest 3.74%.	308,138	363,447

Installment loan, Gerard Chimney Co, St. Louis, Missouri monthly payments of $5,000, annual interest of 3.75%.	170,465	190,465

Various installment loans payable in monthly payments, interest rates ranging from 0% to 9.5% p.a., secured by various equipment, vehicles, and property.	545,348	648,889

Total	6,043,297	6,400,902
Less: Current portion	(813,310)	(831,641)
Long-term debt, less current portion	$5,229,987	5,569,261

At March 31, 2017, the Company owed Mr. Biston $3,275,270 under to his loans ($3,401,795 at March 31, 2016). Commencing January 1, 2017, the Company is paying Mr. Biston approximately $32,000 per month over the next eight and a half (8.5) years until the loan in the original principal amount of $2,800,000 has been repaid. In addition, commencing January 1, 2017, on the remaining outstanding loans, the Company is paying Mr. Biston approximately $2,540 per month in interest only.

Note 8 – Commitments and Contingencies

Commitments

Principal payments on long-term debt are due as follows:

Year ending December 31,
2017	$813,310
2018	2,338,948
2019	398,265
2020	987,645
2021+	1,505,129
$6,043,297

Contingencies

None.

Note 9 – Profit/(loss) per Share

	For the three months ended
	March 31, 2017	March 31, 2016

Net Profit/(Loss)	$(403,764)	$231,637
Weighted-average common shares outstanding
basic:	47,300,500	46,883,687

Weighted-average common stock
Equivalents	-	-
Stock Options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding
Diluted	47,300,500	46,883,687

Profit/(Loss) per share outstanding
Basic and Diluted	$(0.009)	$0.005

Note 10 – Operating Lease Agreements

In the past, the Company rented certain equipment/office space under month to month operating lease agreements. Lease expenses, including amounts listed in Note 11 below regarding Related Party, incurred as of March 31, 2017 and 2016 under such agreements were $48,410, and $71,511, respectively.

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

Leased Facilities

The Company is headquartered at 39646 Fig Street, Crystal Springs, Florida, where it currently occupies 6,000 square feet of office space as well as 6,000 square feet for a mechanic shop and a 12,000 square foot warehouse.  The facilities are owned by our President and Chairman of the Board, Clyde A. Biston.   Effective as of January 1, 2017, the Company ceased to pay monthly rent to Mr. Biston. The Company is instead responsible for all property taxes, sales tax, and maintenance costs associated with 39646 Fig Street. The Company estimates these expenses will be $5,500 per month.

The Company also leases satellite offices in Davie and Ft. Walton Beach, Florida from third parties. Monthly rent for these facilities for the three months ended March 31, 2017 was $15,867 and $9,840 respectively ($15,367 and $9,555 respectively for the period March 31, 2016).

We believe our facilities are adequate for their intended purposes and have capacities adequate for our current and anticipated needs.

Note 12 – 401K Salary Deferral Plan

The Company has established a deferred benefit plan for office and managerial staff with one year or more of service. The plan allows employees to contribute through salary withholding. The Company may match the contribution up to 3% of the gross wages of the employee. Amounts contributed by the Company for the three months ended March 31, 2017 and 2016 are $0 and $0, respectively.

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

For financial reporting purposes, for the three months ending March 31, 2017 and 2016, income before income taxes includes the following components:

	March 31, 2017	March 31, 2016
United States	$(403,764)	$231,637
Foreign	-	-
Total	$(403,764)	$231,637

The expense (benefit) for income taxes consist of:

Current:	2017	2016
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

The Company had net operating loss carryforwards of $2,025,295 available at December 31, 2016 and has recorded a deferred tax asset of $718,980 reflecting the benefit of the loss carryforwards. Such deferred tax assets will expire in years 2034 through 2035.

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

None.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses net operating profit/(loss) to measure segment performance as recorded below:

	For the three months ended
	March 31, 2017	March 31, 2016
Remediation Segment

Revenue	$1,537,577	$2,563,892
Cost of Revenues	1,178,172	1,479,190
Gross Profit	359,405	1,084,702

General & Administrative Expense	393,302	350,036
Allocated CES Admin. Expenses	273,732	360,353
Other Expense	(3,472)	(7,775)

Net Profit/(Loss) from Segment	$(311,101)	$382,088

	For the three months ended
	March 31, 2017	March 31, 2016
Demolition Segment

Revenue	$1,552,511	$1,302,019
Cost of Revenues	1,090,459	1,080,935
Gross Profit	462,052	221,084

General & Administrative Expense	205,689	183,256
Allocated CES Admin. Expenses	302,378	216,859
Other Expense	1,307	(2,201)

Net Loss from Segment	$(47,322)	$(176,830)

	For the three months ended
	March 31, 2017	March 31, 2016
Insulation Segment

Revenue	$82,000	$134,898
Cost of Revenues	81,926	79,858
Gross Profit	74	55,040

General & Administrative Expense	29,413	20,813
Allocated CES Admin. Expenses	15,971	7,848
Other Income	31	-

Net Profit/(Loss) from Segment	$(45,341)	$26,379

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 30, 2017 (the “2016 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2016 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this Form 10-Q to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to CES Synergies, Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Backlog and Awarded Projects

Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 30 days. Awarded backlog is created when a potential customer awards a project to us following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed review to determine the scope of the project. At this point, we also determine the sub-contractor, and what equipment will be used. Historically, awarded projects typically have taken 45 days to result in a signed contract and thus convert to fully-contracted backlog. This process may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue throughout 2017. After the customer agrees to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 30-45 days and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced.

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

While in any particular quarter a single customer may account for more than ten percent of revenue, for the quarter ended March 31, 2017, Corvias Military Living, Eglin AFB, Florida, Marco Bay Construction, Florida and the Florida Department of Transportation (FDOT) accounted for 12.7% and 12.0% and 15.7% of our total revenue, respectively. For the quarter ended March 31, 2016, US Army- Fort Benning, Georgia and FDOT, accounted for 20.9% and 23.8% of our total revenue, respectively.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Contracts Receivable

Contracts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade contracts receivable.  Management has determined that an allowance of $200,000 for doubtful accounts at March 31, 2017 and $199,877 at March 31, 2016 was required.

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

Advertising (in thousands, except percentages)

Advertising costs are expensed when incurred. Advertising costs for the quarters ended March 31, 2017 and March 31, 2016 were $4 and $3, respectively. Historically, the Company has not relied on advertising and marketing to generate business.

Results of Operations (in thousands, except percentages)

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Net sales decreased 21%, or $829, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Revenue in the Demolition segment increased by $250, or 19%, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Revenue in the Remediation segment decreased by $1,026, or 40%, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The Insulation segment experienced a $53 decrease in revenue, or 39%, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

The increase in Demolition segment revenue was primarily attributable to the near-completion of the Lowe’s Davie Plaza project in the first quarter. At March 31, 2017, Demolition segment contracts valued in excess of $2,167were in progress. Remediation segment sales were down year over year for the first quarter, primarily because of the completion of remediation contracts in Florida and with Ft. Benning and Ft. Stewart DTE. At March 31, 2017, Remediation segment contracts valued in excess of $4,702 were in progress. The decrease in Insulation segment revenue was due primarily to lower maintenance spending by a large supermarket chain in the southeastern United States.

During the quarter ended March 31, 2017, approximately $18 of revenues were derived from contracts in Louisiana, $3,154 from contracts in Florida and $0 from contracts in Georgia (compared to approximately $169 of revenues derived from contracts in Louisiana, $2,453 from contracts in Florida and $1,378 from contracts in Georgia, in the first quarter of 2016).

Sales Data

The following table shows net sales by operating segment and net sales by service during the quarters ended March 31, 2017 and 2016 (in thousands, except percentages):

	2017	Change	2016
Net Sales by Operating Segment:
Remediation	$1,537	19%	$2,564
Demolition	1,553	(40)%	1,302
Insulation	82	(39)%	135

Total net sales	$3,172	(21)%	$4,001

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

The following table presents Remediation segment net sales information for the quarters ended March 31, 2017 and 2016 (dollars in thousands):

	2017	Change	2016
Net sales	$1,537	$(1,026)	$2,564
Percentage of total net sales	48%	(16)%	64%

The decrease in the Remediation segment net sales during the quarter ended March 31, 2017 was caused by typical business fluctuations. Remediation is usually the first activity performed in a contract and therefore the first part to be completed. In larger projects it is not unusual to perform work in stages over the course of several months. The total number of Remediation segment jobs in progress at March 31, 2017 was 23 (valued at $ $4,702), compared to 48 (valued at $6,269) on March 31, 2016. The Company has no control over the amount of work available to bid from year to year. It is the nature of the Remediation business to experience broad fluctuations in results of operations.

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

The following table presents Demolition segment net sales information for the quarters ended March 31, 2017 and 2016 (in thousands, except percentages):

	2017	Change	2016
Net sales	$1,553	$251	$1,302
Percentage of total net sales	49%	16%	33%

The increase in net sales for the Demolition segment during the quarter ended March 31, 2017 was caused primarily by the higher number of demolition contracts put out for bids in 2017 compared to 2016, as well as more selective bidding process utilizing higher margins The Company saw more renovation opportunities than demolition projects year over year. During the first quarter 2017, however, the Company won 17 contracts in Florida valued at $732 that will commence in the second quarter 2017. At the end of the first quarter 2017, the Company had 25 Demolition segment contracts valued at $3,065 in backlog, of which more than $732 are expected to start in the second quarter.

Insulation

Our Insulation segment derives its revenue from re-insulation and insulation of new and remodeling projects. The segment typically does not typically experience large changes in revenues year over year. The amount of sales is typically driven by the amount of remodeling or maintenance work required by a large supermarket chain, with which the Company has an ongoing service contract.

The following table presents Insulation segment net sales information for the quarters ended March 31, 2017 and 2016 (in thousands, except percentages):

	2017	Change	2016
Net sales	$82	$53	$135
Percentage of total net sales	3%	0%	3%

The decrease in the Insulation segment net sales between the quarters ended March 31, 2017 and 2016 was caused primarily by a reduction in work provided to the aforementioned supermarket chain.

Gross Margin

Gross margin for the quarters ended March 31, 2017 and 2016 are as follows (in thousands, except gross margin percentages). Differences between net sales and cost of sales in the table below, on one hand, and the Company’s Consolidated Statements of Operations, on the other, are caused by an adjustment to sales and billing that takes place within consolidated reports rather than within the applicable segments.

	2017	2016
Net sales	$3,172	$4,001
Cost of sales	2,349	2,686
Gross margin	823	1,315
Gross margin percentage	26%	33%

The decrease in year-over-year cost of sales was caused by decreased use of materials, decreased job site and other indirect costs, and decreases in dump fees and fuel costs, offset by a 26% increase in labor costs. The reduction in gross margin percentage in the quarter ended March 31, 2017 by seven percentage points over the quarter ended March 31, 2016 reflects the fact that the Company had a lower percentage of Remediation jobs, which have higher materials and non-labor costs. Remediation contracts are typically self-performed, without the need for subcontractors or expensive rental equipment. We believe our profit margin will continue to benefit from the fact that we are bidding on larger projects with an increased margin. We are also encountering fewer bidders qualified to bid these types of jobs.

The Company anticipates that gross margin for the full-year 2017 will be between 28% and 30%. In general, gross margins and margins on services will remain under pressure due to a variety of factors, including continued industry-wide pricing pressures and increased competition. In response to competitive pressures, the Company may have to take service pricing actions, which could adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage costs effectively and to stimulate demand for certain of its products. To counteract the pressure on margins, the Company is working to improve its budget management processes for contracts, in particular to improve its ability to track and charge for change orders as they occur. The Company may also decline to bid on contracts where gross margins fall below acceptable levels.

Operating Expenses

Operating expenses for the quarters ended March 31, 2017 and 2016 are as follows (in thousands, except for percentages):

	2017	Change	2016
General and administrative	$1,140	$75	$1,065
Percentage of total net sales	36%	9%	27%

General and Administrative (“G&A”) Expense

The increase in G&A expense during the quarter ended March 31, 2017 over the quarter ended March 31, 2016 was caused by a number of factors, including an increase of $37 or 32% over 2016 in group health insurance costs arising from increased enrollment under the Affordable Care Act; a payment of $34 for business taxes ($0 in 2016, reflecting the fact that business taxes were paid in April 2016); increases in salaries totaling $39 paid to sales, field labor and office personnel, to compensate project managers and some office personnel for increased duties due to a reduction in staffing; an increase in office expense of $14 or 42% over 2016 for the purchase of computer software and hardware for our network servers; and an increase of $10 or 9% over 2016 for indirect administration costs (reflecting higher insurance premiums allocated to this category).

These increases were offset by reductions totaling $31 over 2016 for salaries paid to officers (mostly due to a reduction of salary paid to Clyde A. Biston, President and Chairman of the Board; a reduction of $16 or 93% over 2016 for office supplies (reflecting budget constraints imposed on office spending); lower telephone costs (down by $9 or 46% over 2016 due to a change in the provider plan on Company cell phones; and a reduction of $8 or 14% over 2016 in rent expense reflecting lower rents charged by Mr. Biston on the Crystal Springs leases.

The total number of employees at March 31, 2017 was 128, compared to 148 at March 31, 2016.

The Company continues to evaluate ways to reduce costs, including further reductions in headcount, to enable it to return to profitability.

Other Expense

Other expense for the quarters ended March 31, 2017 and 2016 are as follows (in thousands, except percentages):

	2017	Change	2016
Other income	$1	$(1)	$2
Interest expense	(88)	(52)	(36)
Gain on asset sale	-	(15)	15
Total other expense, net	(87)	(68)	(19)

The year-over-year increase in other expense during the quarter ended March 31, 2017 was due primarily to higher interest costs resulting from the restructuring at the end of 2016 of the Company’s debt owed to the Company’s President, and to a gain recorded in the first quarter of 2016 arising from the disposal of skid steer loaders, excavators, a mini excavator, and a dump truck.

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

Provision for income taxes and effective tax rates for the quarters ended March 31, 2017 and 2016 was as follows (dollars in thousands):

	2017	2016
Provision for income taxes	$-	$-
Effective tax rate	-	-

The Company’s effective tax rate for the quarter ended March 31, 2017 was nil because of the losses carried forward from prior periods.

Net operating losses (“NOLs”) generated from 2014 and 2016 will be added to the loss reported for the quarter ended March 31, 2017. The Company has taken a full valuation allowance against the NOLs, as a result of which there are no tax assets or liabilities reported at March 31, 2017.

Liquidity and Capital Resources (in thousands, except percentages)

The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company will seek, however, to raise up to $2,000 in additional capital in 2017 There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

The Company’s cash, cash equivalents and marketable securities were generally held in bank accounts.

The following table presents selected financial information and statistics as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$6	$191
Property, plant and equipment, net	$1,572	$1,857
Long-term debt	$5,230	$3,747
Working capital	$1,371	$539

The following table presents selected financial information and statistics about the Company’s sources and uses of cash during the first three months of 2017 and 2016 (in $ thousands):

	Three months Ended
	March 31,	March 31,
	2017	2016
Cash provided by operating activities	$316	$50
Cash provided/(used) by investing activities	$-	$29
Cash used by financing activities	$(358)	$(118)

During the three months ended March 31, 2017, the cash generated by operating activities of $316 was a result of a net loss of $(404), offset by non-cash adjustments to net income of $106, and a net change in operating assets and liabilities of $614. No cash was generated by the Company from investing activities during the three months ended March 31, 2017. Cash of $(358) was used by financing activities during the three months ended March 31, 2017 to repay debt ($173 to a related party, $185 to other lenders). There were no new borrowings or payments of distributions in the first three months of 2017.

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

Capital Assets

The Company made no capital expenditures during the three months ended March 31, 2017, ($6 during the three months ended March 31, 2016, consisting of primarily of purchases of earth moving equipment).

The Company will seek to raise up to $2,000 in additional capital in 2017 to support its 2017 plan of operations. There can be no assurance that the Company will be able to raise such additional capital on terms that are acceptable to the Company or at all.

Long-Term Debt (in thousands, except percentages)

To date, the Company has financed its operations through internally generated revenue from operations, the sale of common stock, the issuance of notes, and loans from shareholders. The following debt was outstanding at March 31, 2017:

(i) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly interest payment of $0.5, bearing annual interest at 4.25%. At March 31, 2017, $53 was outstanding under the loan. In the three months ended March 31, 2017, the Company repaid $103 of principal under the loan.

(ii) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly interest payment of $0.6, bearing annual interest at 4.75%. At March 31, 2017, $168 was outstanding under the loan. In the three months ended March 31, 2017, the Company made no repayments of principal under the loan.

(iii) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly interest payment of $0.7, bearing annual interest at 4.75%. At March 31, 2017, $183 was outstanding under the loan. In the three months ended March 31, 2017, the Company made no repayments of principal under the loan.

(iv) Demand loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly interest payment of $0.7, bearing annual interest at 4.75%. At March 31, 2017, $183 was outstanding under the loan. In the three months ended March 31, 2017, the Company made no repayments of principal under the loan.

(v) Installment loan from shareholder and the chairman of our board of directors, Clyde A. Biston, with a monthly payment of $31, bearing annual interest at 6.15%. At March 31, 2017, $2,690 was outstanding under the loan. In the three months ended March 31, 2017, the Company repaid $69 of principal under the loan.

(vi) A line of credit from Centennial Bank, Dade City, Florida, bearing variable interest of 1.25% over prime, secured by land, improvements, and accounts receivable. The line of credit matures on May 5, 2018. At March 31, 2017, $1,744 was outstanding under the line. In the three months ended March 31, 2017, the Company made repaid $6 of principal under the line.

(vii) Various installment loans payable in monthly payments, with interest rates ranging from 0% to 9.5%, secured by equipment and property. At March 31, 2017, $545 was outstanding under the loans. In the three months ended March 31, 2017, the Company repaid $104 of principal under the loans.

(viii) Installment loan from Aramsco Inc., with a monthly payment of $14 for 12 months starting October 2016 and then 8 monthly payments of $31, bearing annual interest at 3.74%. At March 31, 2017, $308 was outstanding under the loan. In the three months ended March 31, 2017, the Company the Company repaid $55 of principal under the loan.

(ix) Installment loan from Gerard Chimney Co., with a monthly payment of $5, bearing annual interest at 3.75%. At March 31, 2017, $170 was outstanding under the loan. In the three months ended March 31, 2017, the Company the Company repaid $20 of principal under the loan.

At March 31, 2017, a total of $6,043 was outstanding under all loans and the line of credit. $813 of that amount is due and payable in the 12 months following that date.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about March 16, 2017, SiteTech, Inc., filed suit against CES. In this suit, SiteTech alleges negligence by CES for failing to remove asbestos-containing materials in a timely manner alleging damages in excess of $75,000. CES denies any liability and has countersued for amounts due it on the project.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No purchases or sales of common stock of the Company were made by the Company during the quarter ended March 31, 2017.

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

CES Synergies, Inc.

Date: May 15, 2017	By:	/s/ John Tostanoski
John Tostanoski
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Sharon Rosenbauer
Sharon Rosenbauer
Chief Financial Officer (Principal Financial and Accounting Officer)